Form 10-Q
period 2013-09-30
MONTAGE TECHNOLOGY GROUP LTD
filed 2013-11-12
CIK 1375514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36064

MONTAGE TECHNOLOGY GROUP LIMITED

(Exact name of Registrant as specified in its Charter)

Cayman	Not applicable
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

Room A1601, Technology Building, 900 Yi Shan Road

Xuhui District, Shanghai, 200233

People’s Republic of China

(Address of registrant’s principal executive offices, including zip code)

Tel: (86 21) 6128-5678

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of ordinary shares, $0.0125 par value, of the Registrant, outstanding as of November 8, 2013 was 26,476,143 shares.

Montage Technology Group Limited

Quarterly Report on Form 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	4

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	52

Item 4.	Mine Safety Disclosures	52

Item 5.	Other Information	52

Item 6.	Exhibits	52

Signatures		53

Special Note Regarding Forward Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “estimate,” “project,” “predict,” “potential,” “continue,” “strategy,” “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expression intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Montage Technology Group Limited

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2013 and December 31, 2012

(Dollars in thousands except share and per share data)

	September 30,		December 31,
	2013	2013	2012
		pro forma (Note 19)
Assets
Current assets:
Cash and cash equivalents	$41,181	$41,181	$21,580
Short-term investments	6,443	6,443	6,472
Accounts receivable, net	10,413	10,413	7,903
Inventories	9,830	9,830	11,116
Prepaid expenses and other current assets	2,591	2,591	2,000
Current deferred tax assets	343	343	338

Total current assets	70,801	70,801	49,409

Property and equipment, net	2,459	2,459	2,284
Acquired intangible assets, net	1,020	1,020	1,496
Deferred tax assets	330	330	330
Deferred offering costs	3,240	3,240	283

Total assets	$77,850	$77,850	$53,802

Liabilities, Convertible Preferred Shares and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,345	$5,345	$3,719
Short-term loans	—	—	1,591
Accrued liabilities	11,941	11,941	9,108
Deferred margin, net	1,545	1,545	1,200
Income tax payable	1,422	1,422	261
Current deferred tax liabilities	34	34	34

Total current liabilities	20,287	20,287	15,913

Long-term liabilities	4,288	4,288	4,295

Total liabilities	$24,575	$24,575	$20,208

Commitments and contingencies	—	—	—
Convertible preferred shares:
Series A convertible preferred shares, $0.0125 par value; 4,800,000 shares authorized; 4,800,000 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively; none outstanding on a pro-forma basis as of September 30, 2013 (liquidation value: $6,000 as of December 31, 2012 and September 30, 2013)	$6,000	—	$6,000
Series B convertible preferred shares, $0.0125 par value; 4,681,416 shares authorized; 4,255,843 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively; none outstanding on a pro-forma basis as of September 30, 2013 (liquidation value: $13,092 as of December 31, 2012 and September 30, 2013)	17,020	—	17,020
Series B-1 convertible preferred shares, $0.0125 par value; 4,551,709 shares authorized; 4,049,276 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively; none outstanding on a pro-forma basis as of September 30, 2013 (liquidation value: $16,191 as of December 31, 2012 and September 30, 2013)	21,048	—	21,048
Series B-2 convertible preferred shares, $0.0125 par value; 3,571,514 shares authorized; 2,839,409 issued and outstanding September 30, 2013 and December 31, 2012, respectively; none outstanding on a pro-forma basis as of September 30, 2013 (liquidation value: $7,947 as of December 31, 2012 and September 30, 2013)	10,332	—	10,309

Shareholders’ equity (deficit):
Ordinary shares, $0.0125 par value; 26,804,639 shares authorized; 4,403,859 and 4,660,025 issued and outstanding as of December 31, 2012 and September 30, 2013, respectively	58	260	55
Additional paid-in capital	3,515	57,713	1,010
Accumulated comprehensive income	2,148	2,148	1,811
Statutory reserves	740	740	740
Accumulated deficit	(7,586)	(7,586)	(24,399)

Total shareholders’ equity (deficit)	(1,125)	53,275	(20,783)

Total liabilities, convertible preferred shares and shareholders’ equity (deficit)	$77,850	$77,850	$53,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Montage Technology Group Limited

Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income

Three Months and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$30,056	$20,601	$75,448	$54,538
Cost of revenues:	(10,907)	(7,683)	(27,496)	(21,374)

Gross profit	19,149	12,918	47,952	33,164

Operating expenses:
Research and development	(6,623)	(3,835)	(19,096)	(12,304)
Sales, general and administrative	(3,880)	(2,382)	(10,681)	(5,614)

Total operating expenses	(10,503)	(6,217)	(29,777)	(17,918)

Income from operations	8,646	6,701	18,175	15,246

Interest income, net	202	71	504	75
Other income (expense), net	(70)	20	(157)	253

Income before income tax expenses	8,778	6,792	18,522	15,574
Provision for income tax	(737)	(427)	(1,709)	(980)

Net income	$8,041	$6,365	$16,813	$14,594

Other comprehensive income
Cumulative translation adjustments	130	(36)	337	(93)

Comprehensive income	$8,171	$6,329	$17,150	$14,501

Accretion for Series B-2 convertible preferred shares	—	(14)	(23)	(42)
Allocation to participating preferred shares and restricted shares	(6,460)	(5,194)	(13,651)	(12,038)

Net income attributable to ordinary shareholders—Basic	$1,581	$1,157	$3,139	$2,514
Undistributed earnings re-allocated to ordinary shareholders	455	397	926	847

Net income attributable to ordinary shareholders—Diluted	$2,036	$1,554	$4,065	$3,361

Net income per share:
Basic	$0.34	$0.27	$0.68	$0.58

Diluted	$0.31	$0.24	$0.62	$0.53

Weighted-average shares used in computing net income per share:
Basic	4,658,034	4,321,144	4,618,302	4,303,135

Diluted	6,527,371	6,391,252	6,557,368	6,295,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Montage Technology Group Limited

Unaudited Condensed Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands except share and per share data)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$16,813	$14,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,915	644
Share-based compensation	2,462	682
Deferred income taxes	2	61
Inventory write-downs	414	204
Exchange loss (gain)	320	(61)
Changes in assets and liabilities:
Accounts receivable	(2,510)	(1,492)
Inventories	957	(381)
Prepaid expenses and other current assets	(488)	7
Accounts payable	1,615	(2,717)
Income tax payable	1,154	922
Deferred margin, net	345	(4,139)
Other payables and accruals	103	(2,255)

Net cash provided by operating activities	23,102	6,069

Cash flows from investing activities:
Purchases of property and equipment	(1,160)	(1,509)
Purchase of intangible assets	(484)	(950)
Purchase of short-term investments	(33,190)	(6,398)
Proceeds from maturities of short-term investments	33,453	3,154

Net cash used in investing activities	(1,381)	(5,703)

Cash flows from financing activities:
Proceeds from exercise of options	64	12
Proceeds from early exercise of options	11	—
Proceeds from short-term loans	—	1,578
Repayment for short-term loans	(1,591)	(2,056)
Cash paid for initial public offering cost	(421)	—

Net cash used in financing activities	(1,937)	(466)

Effect of exchange rate changes on cash	(183)	(44)

Net increase (decrease) in cash and cash equivalents	19,601	(144)
Cash and cash equivalents at beginning of period	21,580	23,343

Cash and cash equivalents at end of period	$41,181	$23,199

Supplemental Cash Flow Information
Income taxes paid	$554	$—
Interest paid	10	79
Non-cash investing and financing activities
Accounts payable for acquisition of property and equipment	59	70
Vesting of ordinary shares issued for early exercised options	5	9
Accrued initial public offering cost	2,676	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Montage Technology Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands except share and per share data)

1. Organization and Summary of Significant Accounting Policies

a. Organization

Montage Technology Group Limited (the “Company”) was incorporated as an international business company with limited liability under International Business Companies Act, 1984 of the British Virgin Islands on March 29, 2004 and continued to, and registered in the Cayman Islands as an exempted company on April 24, 2006. The Company conducts business in several territories including China, Hong Kong, Taiwan and the United States through its wholly owned subsidiaries.

The Company is a global fabless provider of analog and mixed signal semiconductor solutions currently addressing the home entertainment and cloud computing markets. The foundation of its technology platform is the Company’s ability to design high performance, low power semiconductors by using its proprietary building blocks which include radio frequency and analog front end solutions, digital signal processors and high speed interfaces. In the home entertainment market, the Company’s technology platform enables it to design highly integrated solutions with customized software for set-top boxes. The Company’s solutions optimize signal processing performance under demanding operating conditions typically found in emerging market environments. In the cloud computing market, the Company offers high performance, low power memory interface solutions that enable memory intensive server applications.

b. Initial Public Offering

On October 1, 2013, the Company completed an initial public offering (the “Offering”) of 8,165,000 shares of ordinary shares at a price of $10.00 per share, including 5,325,000 additional ordinary shares issued by the Company and 2,840,000 shares sold by existing shareholders. Accordingly, the Company received net proceeds of $49.5 million from the issuance of the ordinary shares in the offering after deducting underwriting discounts and commissions of $3.7 million and excluding other offering expenses of approximately $3.2 million.

Upon completion of the initial public offering on October 1, 2013, the Series A, B, B1 and B2 Convertible Preferred Shares automatically converted into 16,163,598 ordinary shares and the related carrying amount were reclassified as additional paid-in capital. As these transactions occurred after September 30, 2013, they are not reflected in the unaudited condensed consolidated financial statements as of and for the three month period ended September 30, 2013. See Note 19 for discussion of the unaudited pro forma information.

c. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions have been eliminated upon consolidation. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”), Form 10-Q and Article 10 of SEC Regulation S-X.

The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s unaudited consolidated financial position at September 30, 2013 and 2012. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

These unaudited interim condensed financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2012, included in the Company’s prospectus filed with the SEC in September 2013 (“Company Prospectus”).

All share-related disclosures, including par value, share price, number of ordinary shares, preferred shares, share options, restricted shares, warrants, exercise prices of share options, restricted shares, related fair value per share, and net income per share calculations, have been recast to reflect the 2.5-for-1 reverse share split (See Note 17) for all periods presented.

Montage Technology Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Three Months and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands except share and per share data)

d. Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements mainly include share-based compensation, allowance for doubtful accounts, inventory write-down, allowance for deferred tax assets, provision for uncertain tax positions, and estimated useful lives of equipment and intangible assets.

e. Significant Accounting Policies

There has been no material change to the Company’s significant accounting policies disclosed in the Company’s consolidated financial statements for the year ended December 31, 2012 included in the Company Prospectus filed with the SEC in September 2013.

f. Recent Accounting Pronouncements

There has been no material change to Recent Accounting Pronouncements from those disclosed in the Company’s consolidated financial statements for the year ended December 31, 2012 included in the Prospectus filed with the SEC in September 2013.

g. Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of September 30, 2013, substantially all of the Company’s cash and cash equivalents and short-term investments were held by reputable financial institutions in the jurisdictions where the Company and its subsidiaries are located. The Company believes that it is not exposed to unusual risks as these financial institutions have high credit quality. The Company has not experienced any losses on its deposits of cash and cash equivalents, and short-term investments.

The following table summarizes the percentage of the Company’s revenue and accounts receivable represented by distributors and customers with balances over 10% of total revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue	2012	2013	2012	2013
Company A	58%	73%	43%	71%
Company B	13%	9%	21%	8%

Accounts receivable	December 31, 2012	September 30, 2013
Company A	89%	79%

The Company establishes credit limits for each distributor and customer and reviews such limits prior to product shipment. The Company did not experience significant credit loss from its distributors and customers during the periods presented.

Montage Technology Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Three Months and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands except share and per share data)

2. Net Income Per Share

The following shows the computation of basic and diluted net income per ordinary share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator
Net income	$8,041	$6,365	$16,813	$14,594
Less: Accretion for preferred shares	—	(14)	(23)	(42)
Less: Allocation of net income to participating preferred shares and restricted shares	(6,460)	(5,194)	(13,651)	(12,038)

Numerator for basic calculation	1,581	1,157	3,139	2,514
Undistributed earnings re-allocated to ordinary share holders	455	397	926	847

Numerator for diluted calculation	$2,036	$1,554	$4,065	$3,361

Denominator
Denominator for basic calculation, weighted-average number of shares of ordinary share outstanding	4,658,034	4,321,144	4,618,302	4,303,135
Dilutive effect of share option	1,860,216	2,070,108	1,926,644	1,991,931
Dilutive effect of restricted shares and awards	9,121	—	12,422	—

Denominator for diluted calculation	6,527,371	6,391,252	6,557,368	6,295,066

Net income per share
Basic	$0.34	$0.27	$0.68	$0.58

Diluted	$0.31	$0.24	$0.62	$0.53

The Company’s preferred shares were participating securities and as such were included in the calculation of basic net income per share under the two-class method pursuant to ASC 260-10-45-60A and 60-B for all periods presented. In addition, the Company granted 317,120 restricted shares in April 2013 with non-forfeitable dividend rights and the holders of these restricted shares are entitled to cash dividends with respect to the restricted shares subject to the award even though such shares are not vested (Note 12). Therefore, pursuant to ASC 260-10-45-61A, these restricted shares are participating securities and related unvested restricted shares are included in the computation of basic net income per share under the two-class method.

For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, under the two-class method for the calculation of net income per share, the noncumulative dividends of 8% of the original issuance price for each series of preferred share were $865, $865, $2,594 and $2,594, respectively, whereas the remaining undistributed earnings attributable to preferred shares on as-if converted basis and restricted shares were $5,595, $4,329, $11,057 and $9,444, respectively.

For the diluted net income per share calculation, the net income allocated to participating preferred shares and unrestricted shares decreased by $455, $397, $926 and $847, respectively for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, due to the inclusion of incremental shares for share options and restricted shares which have a dilutive impact on the basic net income per share.

The following table sets forth potential shares of ordinary shares that are not included in the calculation of diluted net income per share because including them would be anti-dilutive as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Convertible preferred shares	16,163,598	16,163,598	16,163,598	16,163,598

Montage Technology Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Three Months and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands except share and per share data)

The following table sets forth potential shares of ordinary shares that are not included in the calculation of diluted net income per share for the corresponding periods because the number of shares calculated based on the assumed proceeds from exercise of the equity awards and the weighted average fair value of the Company’s ordinary shares is higher than the number of shares assumed to be issued under the awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Equity awards outstanding	1,768,960	403,520	1,726,480	417,120

3. Fair Market Value of Financial Instruments

The carrying amounts reflected in the balance sheet for cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair value due to the short-term nature of these financial instruments.

The following table sets forth the financial instruments, measured at fair value by level within the fair value hierarchy as of December 31, 2012 and September 30, 2013:

		Fair value measure at reporting date using
As of December 31, 2012	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$12,175	$12,175	$—	$—
Time deposit within the maturity term below 3 months	9,405	9,405	—	—
Short-term investments	6,472	—	6,472	—

Total	$28,052	$21,580	$6,472	$—

		Fair value measure at reporting date using
As of September 30, 2013	As of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$27,414	$27,414	$—	$—
Bank investment product readily convertible within the maturity term below 3 months	9,759	—	9,759	—
Time deposit with the maturity term below 3 months	4,008	4,008	—	—
Time deposit with the maturity term greater than 3 months but less than 1 year	50	50	—	—
Short-term investments	6,393	—	6,393	—

Total	$47,624	$31,472	$16,152	$—

As of September 30, 2013 and December 31, 2012, the investments measured at fair value by level 2 are issued by banks with variable interest rates indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. To estimate the fair value of the short-term investments, the Company refers to the quoted rate of return provided by the bank at the end of each period using the discounted cash flow method. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements. The Company recorded in the unaudited condensed consolidated statements of operations and comprehensive income a change in the fair value of short-term investments in the amount of $182, $43, $344, and $63 for the three months and nine months ended September 30, 2013, and 2012, respectively.

Montage Technology Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Three Months and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands except share and per share data)

4. Inventories

Inventories consist of the following:

	As of September 30, 2013	As of December 31, 2012
Work in progress	$5,491	$3,665
Finished goods	4,339	7,451

	$9,830	$11,116

During the second quarter of 2013, in order to prepare for the implementation of a new ERP system, management performed a detailed review of the production processes of the Company’s products and concluded that, upon completion of the final quality testing and prior to packing for shipping, those products should be included in finished goods as they are ready for sale. Previously, products were not classified as finished goods until they were fully packed for shipment. Accordingly, the Company has revised the classification of work in progress and finished goods by stage of production to include completed but not packaged products as finished goods. Management considers that both approaches of segregating work in progress and finished goods have their basis. To ensure the disclosure of inventory is consistent for each of the periods presented, the Company has revised the classification of inventory by stage of completion by now including $5,464 and $7,373 in finished goods as of December 31, 2012, respectively that was previously included in work in progress. This revision had no impact on total inventory balances.

For the three months and nine months ended September 30, 2013, and 2012, the Company recorded inventory write-downs of $109, $414, $23, and $204, respectively, due to excess and obsolete inventory and lower of cost or market markdown. As of September 30, 2013 and December 31, 2012, the Company has a total inventory reserve balance of $ 1,321, and $2,406, respectively. Once the write-down is recorded, it establishes a new cost basis and is not subsequently reversed.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	As of September 30, 2013	As of December 31, 2012
Value-added tax recoverable	$603	$486
Prepaid license fees	141	294
Prepayment for material purchase	173	170
Rental deposits	400	321
Value-added tax refundable on export sales	489	306
Other prepaid expenses and other current assets	785	423

	$2,591	$2,000

6. Property and Equipment, Net

Property and equipment, net consist of the following:

	As of September 30, 2013	As of December 31, 2012
Office and other equipment	$3,862	$3,193
Furniture and fixtures	663	475
Leasehold improvements	1,665	1,354

	6,190	5,022
Less: accumulated depreciation and amortization	(3,731)	(2,738)

	$2,459	$2,284

Montage Technology Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Three Months and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands except share and per share data)

The depreciation expense of property and equipment for the three months ended September 30, 2013 and 2012 and nine months ended September 30, 2013 and 2012 was $ 310, $207, $929 and $ 482, respectively.

7. Acquired Intangible Assets, Net

Acquired intangible assets, net consist of the following:

	As of September 30, 2013	As of December 31, 2012
Assembled workforce (1)	$1,900	$1,900
Technology Licenses	116	150
Software	265	—
Montage Macao License (2)	129	—
Less: accumulated amortization	(1,390)	(554)

	$1,020	$1,496

For the three months ended September 30, 2013 and 2012 and nine months ended September 30, 2013 and 2012, the Company recorded amortization expense of $324, $124, $986 and $162, respectively.

(1)	Assembled workforce

On August 23, 2012, Montage Technology Hong Kong Limited, a wholly owned subsidiary of the Company, entered into agreements with a third party to acquire a research and development workforce, intellectual property (“IP”) and computers and office equipment for total cash consideration of $2,016. The acquisition has been completed in September 2012. The Company determined that the acquisition of research and development workforce, IP and computers and office equipment should be accounted for an asset acquisition as the group of assets acquired by the Company did not meet the definition of a business as pursuant to ASC 805. The Company allocated the total consideration to the acquired research and development workforce, IP (which was obsolete) and computers and office equipment with the amount of $1,900, $0 and $116, respectively, on the acquisition date. The research and development workforce is recorded as assembled workforce and amortized on a straight line basis over 18 months as the Company expected the acquired workforce to provide economic benefit to the Company during this period based on the Company’s prior experience in developing research and development workforce and conducting research and development activities.

(2)	Montage Macao license

The Company entered into a memorandum of understanding to acquire Sonoma Commercial Offshore, Ltd, a Macao Offshore Company, which was subsequently renamed Montage Technology Commercial Offshore Limited (“Montage Macao”), to be the principal entity in the Company’s international corporate structure. The acquisition of Montage Macao was completed in May 2013 when Montage Macao completed its registration with the Macao government and the Company took control over Montage Macao. Montage Macao did not have any assets or liabilities other than a qualification license as a commercial offshore entity in Macao. The Company determined that the acquisition of Montage Macao shall be accounted for as an asset acquisition of its commercial offshore license qualification in Macao as it did not meet the definition of a business as pursuant to ASC 805-20-20 and ASC 805-10-55-4 through 805-10-55-9. The useful life of the commercial offshore license qualification in Macao is indefinite as long as the Company maintains its offshore business in Macao. Therefore, the acquisition cost of $129 for the commercial offshore license is not amortized and shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the commercial offshore license might be impaired pursuant to ASC 350-30-35-18 through 35-20.

8. Short-Term Loans

There were no short-term bank loans outstanding September 30, 2013. The short-term bank loans outstanding as of December 31, 2012 carried a weighted average interest rate of 5.88%, per annum. The borrowings were repayable in one year of their respective draw-down date. Proceeds from short-term bank borrowings were for working capital purposes. None of the short-term bank loans bear financial covenants or restrictions.

Short-term bank loans as of December 31, 2012 were all denominated in RMB.

Montage Technology Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Three Months and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands except share and per share data)

9. Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30, 2013	As of December 31, 2012
Government funding for research and development projects (1)	$3,893	$3,055
Accrued employee compensation and other employee expenses	3,504	4,505
Accrued research and development expenses	—	28
Advances from customers	267	230
Accrued warranty	187	149
Accrued professional service fee	3,484	497
Proceeds received for early exercised options	8	—
Other accrued liabilities	598	644

	$11,941	$9,108

(1)	For the three months ended September 30, 2013 and 2012 and nine months ended September 30, 2013 and 2012, the Company recorded nil, $1,025, $396, and $1,025 government funding as a deduction to expense, respectively. The Company has not recorded any reduction to the carrying value of depreciable assets. As of December 31, 2012 and September 30, 2013, the Company has recorded an accrued liability for cash funding received from the PRC government of $3,055, and $3,893, respectively, because the government had not commenced its review of the research and development projects qualified for funding at the end of the respective periods.

10. Deferred Margin, Net

Deferred margin, net consists of the following:

	As of September 30, 2013	As of December 31, 2012
Deferred revenue	$20,146	$15,878
Deferred cost of revenue	(18,601)	(14,678)

	$1,545	$1,200

The deferred revenue and deferred cost of revenue on sales to distributor activities for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013	2012
Balance at the beginning of the period	$1,200	$5,147
Revenue deferred upon shipment to distributors	33,847	27,734
Cost of sales deferred upon shipments to distributors	(26,952)	(18,509)
Revenue recognized upon resale from distributors to end customers	(29,126)	(26,295)
Cost of sales recognized upon resale from distributors to end customers	23,029	13,126
Price adjustments to distributors	(453)	(195)

Balance at the end of the period	$1,545	1,008

Montage Technology Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Three Months and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands except share and per share data)

The following table shows reconciliation from revenue recognized upon resale from distributors to end customers as included in the above table to revenue recorded in the consolidated statements of operations and comprehensive income for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue recognized upon resale from distributors to end customers (through deferred revenue)	$12,063	$7,842	$29,126	$26,295
Revenue recognized upon resale from LQW to end customers (recorded directly in revenue)*	15,136	9,171	38,115	17,998
Revenue recognized for the Company’s sales directly to end customer	2,857	3,588	8,207	10,245

Total	$30,056	$20,601	$75,448	$54,538

*	LQW has been a distributor for the Company’s products since October 2011. The Company is entitled to bill only a portion of the total sale price at the time of shipment (deferred revenue), with the remainder billed upon sale by LQW to the end customer. The portion of the total sale price that the Company is not entitled to bill at the time of shipment to LQW is recorded directly in revenue upon sale by LQW to the end customers.

11. Convertible Preferred Shares

Convertible preferred shares consisted of the following as of September 30, 2013:

Convertible		Par Value Per	Subscription Price		Shares			Carrying Amount	Liquidation Value
Preferred Shares	Issuance date	Share	Per Share		Authorized		Outstanding
Series A	April 23, 2004 and
	August 31, 2004	$0.0125	$1.2500		4,800,000		4,800,000	$6,000	$6,000
Series B	June 19, 2006	0.0125	3.2263		4,681,416	(1)	3,325,843	13,949	10,730
Series B issued upon exercise of warrant	December 20, 2007	0.0125	2.5400				930,000	3,071	2,362
Series B-1	May 18, 2007	0.0125	3.9985		4,551,709		4,049,276	21,048	16,191
Series B-2	October 8, 2009
	October 22, 2009
	June 30, 2010	0.0125	2.7990	(2)	3,571,514		2,839,409	10,332	7,947

					17,604,639		15,944,528	$54,400	$43,230

(1)	Authorized shares for Series B convertible preferred shares issued on June 19, 2006 also included shares authorized for Series B convertible preferred shares issued upon exercise of warrant on December 20, 2007.
(2)	Pursuant to the Company’s Amended and Restated Memorandum and Articles dated September 2009, the subscription price for Series B-2 convertible preferred shares represents the weighted average price of the shares issued in October 2009 and June 2010, respectively.

The Company’s Board of Directors is authorized to determine the rights of each offering of convertible preferred shares including, among other terms, dividend rights, voting rights, conversion rights, redemption prices and liquidation preferences, if any, subject to the limitations of applicable laws, regulations and its charter. The following summarizes the terms of each series of convertible preferred shares:

Conversion Rights

Each share of Series A, Series B, Series B-1 and Series B-2 is convertible, at the holder’s option, into such number of fully paid and nonassessable ordinary shares as is determined by dividing the applicable original issuance price by the conversion price which is the same as the original issue price.

Montage Technology Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Three Months and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands except share and per share data)

In the event of the issuance of additional ordinary shares, subject to certain exclusions, at a price per share less than the conversion price for any series of convertible preferred shares in effect on the date of such issuance, the conversion price for that series will be adjusted based on a weighted average anti-dilution formula. The conversion price is also subject to adjustment based on certain other anti-dilution provisions. Each convertible preferred share will automatically convert into ordinary shares at its then effective conversion rate immediately upon the closing of an initial public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of ordinary shares with gross proceeds to the Company of not less than $50 million at a price per share of at least $5.00 (“Qualified IPO”). The Company is required to reserve and keep available, out of its authorized but unissued ordinary shares, 16,163,598 shares for the conversion of convertible preferred shares.

In connection with the issuance of Series B-2 upon the exercise in full of all the Series B-2 warrants, the weighted average price for Series B-2 originally issued in October 2009 and Series B-2 issued upon exercise of warrant in June 2010 was $2.7990 per share, which was less than the original conversion price of Series B issued on June 19, 2006 and Series B-1, the conversion price for Series B issued on June 19, 2006 and Series B-1 was adjusted to $3.1715 and $3.8450 per share, respectively, on August 18, 2010. After such adjustment, each Series B issued on June 19, 2006 and Series B-1 share is convertible into approximately 1.0173 and 1.040 ordinary shares, respectively.

Dividends

The holders of each series of convertible preferred shares are entitled to receive noncumulative dividends per annum when and if declared by the Board of Directors. The Series A, Series B, Series B-1 and Series B-2 convertible preferred shares are entitled to dividends at 8% of the original issuance price per share. After the foregoing dividend payments, if any, have been made in full in a given calendar year, any dividends declared by the Board out of funds legally available shall be shared ratably among the holders of ordinary shares; provided, however, that any non-cash dividends shall be shared ratably among the holders of ordinary and preferred shares on an as-if-converted basis. No dividends have been declared or paid to date.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, whether voluntarily or involuntary, including a consolidation, merger or acquisition or sale of assets where the beneficial owners of the Company’s ordinary shares and convertible preferred shares own less than a majority of the resulting voting power of the surviving entity, the holders of Series A, Series B, Series B-1 and Series B-2 convertible preferred shares are entitled to receive an amount equal to 100% of the subscription price per share, based on the number of preferred shares plus any declared but unpaid dividends prior to the distribution to the ordinary shares. The remaining assets, if any, shall be distributed among the holders of ordinary shares on a pro rata basis based on the number of shares they hold.

Voting Rights

The holders of each preferred share are entitled to the number of votes equal to the number of ordinary shares into which such preferred shares are converted.

Redemption Rights

The holders of the Company’s Series B and B-1 preferred shares hold redemption rights such that at any time after June 19, 2011, if at least two-thirds of the holders of Series B and B-1 convertible preferred shares, voting together, elect to redeem their shares, the Company shall redeem all Series B and B-1 convertible preferred shares. The holders of the Company’s Series B-2 convertible preferred shares hold redemption rights such that at any time after June 1, 2013, if at least two-thirds of the holders of Series B-2 elect to redeem their shares, the Company shall redeem all Series B-2 convertible preferred shares. The redemption price available to Series B, B-1 and B-2 shall be 130% of subscription price per share, plus all declared and unpaid dividends.

According to the shareholders’ resolution dated August 13, 2013, the first possible redemption dates of the Company’s Series B, B-1 and B-2 preferred shares were amended to January 1, 2014, respectively.

Montage Technology Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Three Months and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands except share and per share data)

There was no consideration given to the holders of the Series B, B-1 and B2 preferred shares for the modification of the first possible redemption dates. Based on the assessment the Company performed, the modification for the first possible redemption dates was not involved the transfer of wealth between ordinary shares, Series A and Series B, B-1 and B-2 preferred shares as the modification was viewed as a pre-condition agreed by the holders of ordinary and preferred shares for the Company’s initial public offering.

The aggregate amount of redemption for all issued redeemable preferred shares each year for the five years following December 31, 2012 is $48,400, respectively.

Accretion

In accordance with authoritative guidance and consistent with the accounting for Series B, B-1 and B-2 convertible preferred shares, the carrying value of the Series B, B-1 and B-2 convertible preferred shares is adjusted for accretion to the redemption price over the period from the date of issuance to the first possible redemption date using the effective interest rate method. Before August 13, 2013, when the shareholders approved the modification of the first possible redemption dates of the Company’s Series B, B-1 and B-2 to January 1, 2014, the carrying value of the Series B, B-1 and B-2 convertible preferred shares had already been accreted to the redemption price over the period from the date of issuance to the original fist possible redemption date (June 19, 2011 for Series B and B-1 and June 1, 2013 for Series B-2), respectively. The modification of the first possible redemption date has no impact on the accretion to Series B, B1 and B2’s redemption value.

For the three months and nine months ended September 30, 2012 and 2013, the accretion to the carrying value of convertible preferred shares was summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Series B-2	—	$14	$23	$42

Upon completion of the initial public offering of the Company on October 1, 2013, Series A, B, B1and B2 Preferred Shares automatically converted into 16,163,598 ordinary shares.

12. Share-Based Compensation

The Company’s 2006 Share Incentive Plan (“the 2006 Plan”) was adopted in June 2006. The 2006 Plan provides for the issuance of incentive share options (ISOs), nonstatutory share options (NSOs) and restricted share awards (RSAs). NSOs may be granted to employee, directors and consultants, while ISOs may be granted only to employees and RSAs may be granted to employees, directors or non-employees. Share options granted vest over a maximum period of four years and expire ten years from the date of the grant. Share options generally vest over four years, one-quarter on the first anniversary of the date of the grant and monthly thereafter for the remaining three years. RSAs have various vesting periods determined by the plan administrator, and generally vest over four years, with 25% on each of the anniversary of the vesting commence date. As of September 30, 2013 and December 31, 2012, the number of ordinary shares authorized for equity award issuance under the 2006 Plan was 6,566,544, and 6,566,544 shares, respectively.

The Company’s board of directors has approved and adopted a 2013 Performance Incentive Plan, or the 2013 Plan, in connection with the initial public offering. The Company’s shareholders have approved the 2013 Plan, which has become effective upon the completion of the initial public offering. A total of 1,600,000 ordinary shares will be authorized for issuance with respect to awards granted under the 2013 Plan. The share limit will automatically increase on the first trading day in January of each year (commencing with January 2014) by an amount equal to the lesser of (1) 4% of the total number of outstanding shares of our ordinary shares on the last trading day in December in the prior year, (2) 1,000,000 shares, or such lesser number as determined by our board of directors.

Awards under the 2013 Plan may be in the form of incentive or nonqualified share options, share appreciation rights, share bonuses, restricted share and other forms of awards including cash awards. Awards under the plan generally will not be transferable other than by will or the laws of descent and distribution, except that the plan administrator may authorize certain transfers.

Montage Technology Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Three Months and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands except share and per share data)

Nonqualified and incentive share options may not be granted at prices below the fair market value of the ordinary shares on the date of grant. Incentive share options must have an exercise price that is at least equal to the fair market value of our ordinary shares, or 110% of fair market value of our ordinary shares or incentive share option grants to any 10% owner of our ordinary shares, on the date of grant. These and other awards may also be issued solely or in part for services. Awards are generally paid in cash or shares of our ordinary shares. The plan administrator may provide for the deferred payment of awards and may determine the terms applicable to deferrals.

The 2013 Plan will terminate on the tenth anniversary of the date our board adopts it. However, the plan administrator will retain its authority until all outstanding awards are exercised or terminated. The maximum term of options, share appreciation rights and other rights to acquire ordinary shares under the plan is ten years after the initial date of the award.

Employees, officers, directors and consultants that provide services to the Company or one of the Company’s subsidiaries may be selected to receive awards under the 2013 Plan and the compensation committee of the Company’s board of directors will be the administrator under the 2013 Plan. Awards under the 2013 Plan may be in the form of incentive or nonqualified share options, share appreciation rights, share bonuses, restricted share and other forms of awards including cash awards.

Share Options

The Company uses the Black-Scholes valuation model to calculate the fair value of share options. The fair value of share options granted to employees is estimated as of the grant date. The fair value of the share options granted to non-employees is re-measured at each reporting date. The assumptions used in valuation were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	2.52%-3.53%	1.10-2.61%	1.11-3.53%	1.10-3.13%
Expected term (in years)	6 to 10	6 to 10	6 to 10	6 to 10
Dividend yield	—	—	—	—
Volatility	48.04%-49.75%	43.81%-50.40%	39.69%-49.75%	43.81%-52.66%

The risk-free interest rate assumption was based on the yield-to-maturity of the government bond with the longest maturity in the respective countries in which the Company operates.

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

The expected term was estimated based on the date of the grant, expiration date and vesting period as stated in the share option grant. The expected term was 6 years for employees and, for subsequent re-measurement of options granted to non-employee consultants, the expected term is calculated based on the remaining life of options of originally 10 years.

Due to the Company’s limited historical data, the estimated volatility incorporated the historical volatility of comparable companies whose share prices are publicly available.

Early Exercise of Employee Share Options

Certain share options granted under the Company’s Plan provide option holders the right to elect to exercise unvested options in exchange for restricted ordinary shares. Restricted shares, which amounted to 7,500 shares and 0 shares as of September 30, 2013 and December 30, 2012, respectively, are subject to a repurchase right held by the Company at the lower of (a) the fair market value of the restricted ordinary shares at the time of the termination, or (b) the original purchase price of the restricted ordinary shares, upon termination of the holder’s status as an employee or consultant. For exercises of employee options, this right usually lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. In accordance with authoritative guidance, the cash received from option holders for the exercise of unvested options is treated as a refundable deposit shown as a liability in the Company’s unaudited condensed consolidated financial statements. As of September 30, 2013 and December 31, 2012 cash received for early exercise of options totaled $8 and $0, respectively.

Montage Technology Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Three Months and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands except share and per share data)

Total fair value for share options vested during the nine months ended September 30, 2013 was $1,100.

The total compensation cost related to all unvested share option grants not yet recognized as of September 30, 2013 was $13,091 and the weighted-average period over which these grants are expected to vest is 3.69 years.

Share Options to Employees and Consultants

The following table summarizes the details related to stock options granted and outstanding under the 2006 Share Incentive Plan for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2012	2,734,688	$2.40
Granted	1,330,760	17.68
Exercised	263,667	0.30
Forfeited	26,019	10.64
Canceled	4,669	0.99

Outstanding at September 30, 2013	3,771,093	$7.89	7.00	$28,412
Exercisable at September 30, 2013	3,146,996	$7.21	6.61	$25,571

Vested at September 30, 2013	1,883,245	$1.34	4.74	$24,225

Vested and expected to vest at September 30, 2013	3,611,003	$7.54	6.89	$28,202

The Company recognized share-based compensation expense for options as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Expenses
Cost of net revenue	$15	$5	$30	$15
Research and development	316	137	715	347
Sales, general and administrative	552	151	1,213	320

The following table summarizes information about share options outstanding as of September 30, 2013:

				Share Options
	Share Options Outstanding			Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$0.13 - $0.25	789,600	2.75	$0.13	789,600	$0.13
$0.40 - $1.03	758,480	5.24	0.96	735,166	0.96
$2.20 - $9.43	897,253	8.44	6.11	581,830	6.08
$16.03 - $17.85	1,325,760	9.56	17.68	1,040,400	17.64

	3,771,093	7.00	$7.89	3,146,996	$7.21

Montage Technology Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Three Months and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands except share and per share data)

Restricted Share Awards

On April 23, 2013, the Company granted 317,120 restricted shares with non-forfeitable dividend right under the Company’s 2006 Share Incentive Plan and these restricted shares are entitled to cash dividends with respect to the Restricted Shares subject to the award even though such shares are not vested. Therefore, pursuant to ASC 260-10-45-61A, these restricted shares are participating securities and related unvested restricted shares are included in the computation of basic net income per share under the two-class method.

The following table summarizes the details related to RSAs, granted and outstanding under the 2006 Share Incentive Plan for the nine months ended September 30, 2013:

			Weighted-Average
	Number		Grant Date Fair
	of Shares		Value Per Share
Balance at December 31, 2012	—		$—
Granted	330,620		17.98
Vested	—		—
Forfeited	8,200		17.98

Outstanding at September 30, 2013	322,420	(*)	$17.98

(*)	The restricted shares are not included in the outstanding ordinary shares due to their restrictions.

The estimated fair value on the grant date of RSAs was $17.98 per share and the share-based compensation expense related to these awards is calculated based on the estimated fair value of the Company’s ordinary shares on the date of grant, multiplied by the number of RSAs granted. The share-based compensation expense, less the forfeitures, is recorded on a straight-line basis over the requisite service period of the RSAs. As of September 30, 2013, there was $4,698 of unrecognized compensation costs, net of forfeitures related to RSAs granted under the Company’s 2006 Share Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.97 years.

In connection with the grant of the RSAs to all participants, the Company recorded share-based compensation of $504 for the nine months ended September 30, 2013.

The Company recognized share-based compensation expense for RSAs as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Expenses
Cost of net revenue	$19	$—	$32	$—
Research and development	230	—	409	—
Sales, general and administrative	36	—	63	—

13. Income Taxes

The Company adopted ASC 740-270 approach for interim period tax computation and reporting. The Company recorded an income tax provision of $737, $427, $1,709 and $980 for the three months ended September 30, 2013 and 2012 and nine months ended September 30, 2013 and 2012, respectively.

The effective tax rate for the three and nine months ended September 30, 2013 was 8.4% and 9.2%, respectively, and 6.3% and 6.3% in the comparable periods of 2012, respectively. The difference between the effective tax rates and the statutory rate resulted primarily due to the foreign rate differential. The tax rate increase was mainly due to the increase in the total income before tax and the increase in income before tax in the jurisdictions with higher tax rates compared to the prior year as a result of the implementation of the new international structure.

Montage Technology Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Three Months and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands except share and per share data)

During the three and nine months ended September 30, 2013, the gross amount of the Company’s unrecognized tax benefits did not have a significant increase or decrease because there has been no change in tax positions taken during the current year. Substantially all of the unrecognized tax benefits as of September 30, 2013, $6.9 million, if recognized, would affect the Company’s effective tax rate. As of September 30, 2013, the Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

14. Segment and Geographic Information

The Company operates in one segment related to the design, development and sale of high performance, low power semiconductors for the home entertainment and cloud computing markets. The Company’s chief operating decision maker is its chief executive officer, who reviews the Company’s operating results on an aggregate basis for the purpose of evaluating financial performance and allocating resources.

The following table sets forth the Company’s revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Hong Kong	$27,618	$18,421	$68,404	$50,002
Asia Pacific	960	912	2,782	1,236
United States	785	1,008	2,655	2,644
Europe	693	260	1,607	656

	$30,056	$20,601	$75,448	$54,538

As of September 30, 2013, substantially all of the Company’s long-lived tangible assets were located in the Asia Pacific region.

The following table sets forth the Company’s revenue generated from sales of semiconductors solutions for the home entertainment and cloud computing markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Home entertainment	$27,255	$18,649	$68,371	$50,614
Cloud Computing market	2,801	1,952	7,077	3,924

	$30,056	$20,601	$75,448	$54,538

15. Commitments and Contingencies

Future minimum lease payment under noncancelable operating leases having initial terms in excess of one year as of September 30, 2013 are as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years
	(in thousands)
Operating lease obligations	$2,461	$315	$1,877	$269
Purchase obligations	1,670	1,670	—	—

Total contractual obligations	$4,131	$1,985	$1,877	$269

As of September 30, 2013 and December 31, 2012, there was no unsettled or unasserted claim or litigation against the Company. Rent expense incurred under operating leases was $352 and $234 for the three months ended September 30, 2013 and 2012 and $917 and $517 for the nine months ended September 30, 2013 and 2012, respectively.

Montage Technology Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Three Months and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands except share and per share data)

16. Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

17. 2.5-for-1 Reverse Share Split

On September 6, 2013, the Company’s shareholders approved and effected a reverse share split such that every 2.5 issued and unissued ordinary and preferred shares of par value US$0.005 were consolidated into one share with a par value of US$0.0125 each. All share-related disclosures, including par value, share price, number of ordinary shares, preferred shares, share options, restricted shares, and warrants, exercise price of share options, restricted shares, and warrants and related fair value per share, and net income per share calculations, have been recast to reflect the 2.5-for-1 reverse share split for all periods presented.

18. Subsequent Events

On September 24, 2013, the Company registration statement on Form S-1 (File No. 333-190761) was declared effective by the SEC for the initial public offering of 8,165,000 shares of ordinary shares. The offering was completed on October 1, 2013 (note 1b).

Upon completion of the initial public offering of the Company on October 1, 2013, the Series A, B, B1 and B2 Convertible Preferred Shares automatically converted into 16,163,598 ordinary shares.

19. Pro Forma Balance Sheet and Net Income per Share for Conversion of Preferred Shares

The Series A, B, B-1 and B-2 convertible preferred shares automatically converted into ordinary shares based on the then effective conversion ratio immediately upon the closing of Qualified IPO on October 1, 2013. As the IPO was consummated after the September 30, 2013 date of these financial statements, the pro forma balance sheet as of September 30, 2013 assumes the Qualified IPO had occurred and presents an as adjusted financial position as if the conversion of the Series A, B, B-1 and B-2 convertible preferred shares into ordinary shares occurred on September 30, 2013 at the then conversion ratio of 1 for 1 (Series A, Series B issue on December 20, 2007 and Series B-2), 1 for 1.0173 (Series B issued on June 19, 2006) and 1 for 1.040 (Series B-1). Accordingly, the carrying value of the convertible preferred shares, in the amount of $54,400 was reclassified from Convertible Preferred Shares to ordinary shares and additional paid in capital for such pro forma presentation.

Montage Technology Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Three Months and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands except share and per share data)

The unaudited pro-forma income per share for the three months and the nine months ended September 30, 2013 after giving effect to the conversion of the Series A, B, B-1 and B-2 Preferred Shares into ordinary shares as if the closing occurred at the beginning of fiscal 2013 was as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2013	September 30, 2013
Numerator:
Actual net income attributable to ordinary shareholders	$1,581	$3,139
Pro-forma effect of preferred shares	6,460	13,674

Pro-form net income attributable to ordinary shareholders – Basic and diluted	8,041	16,813

Denominator:
Actual weighted average number of ordinary shares outstanding
Basic	4,658,034	4,618,302
Diluted	6,527,371	6,557,368
Pro-forma effect of preferred shares	16,163,598	16,163,598

Denominator for pro-forma basic and diluted calculation
Basic	20,821,632	20,781,900

Diluted	22,690,969	22,720,966

Pro-forma basic and diluted net income per share attributable to ordinary shareholders
Basic	$0.39	$0.81

Diluted	$0.35	$0.74

Certain equity awards are not included in the calculation of pro-forma diluted net income per share because of their anti-dilutive effect.

20. Restricted Net Assets

Regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Under PRC law, the Company’s subsidiaries incorporated in China are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their general reserves until the cumulative amount reaches 50% of their paid-in capital. These reserves are not distributable as cash dividends, or as loans or advances.

As a result of these and other restrictions under PRC laws and regulations, the PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances, which restricted portion amounted to approximately $10,749 and $10,749 of the Company’s total unaudited condensed consolidated net assets as of September 30, 2013 and December 31, 2012. Even though the Company currently does not require any such dividends, loans or advances from the PRC subsidiaries for working capital and other funding purposes, the Company may in the future require additional cash resources from our PRC subsidiaries due to changes in business conditions, to fund future acquisitions and developments, or merely declare and pay dividends to or distributions to the Company’s shareholders.

For the nine months ended September 30, 2013, no dividends were declared by any of the Company’s subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Our actual results could differ materially from those discussed in the forward-looking statements and you are cautioned not to place undue reliance on forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.

Overview

We are a global fabless provider of analog and mixed-signal semiconductor solutions currently addressing the home entertainment and cloud computing markets. In the home entertainment market, we offer a range of set-top box solutions including tuners, demodulators and decoders as well as integrated solutions with customized software and support. In the cloud computing market, we offer high performance, low power memory interface solutions that enable memory intensive server applications.

Since our inception, we have been focused on developing a technology platform consisting of proprietary hardware building blocks and customized software to enable the design of high performance, low power analog and mixed-signal semiconductor solutions. We have developed expertise in analog and radio frequency solutions, digital signal processors and high speed interfaces, which serve as the foundation for our technology platform. While analog and mixed-signal technology is applicable to a broad array of end markets, in order to best leverage our technology platform, we have been highly selective in identifying our initial target end markets. We have focused on target markets which we believe have compelling long-term growth prospects and are also characterized by complex product design, long life cycles and stringent qualification requirements. We believe that our extensive customer interaction, combined with our deep understanding of our customers’ needs, fosters customer loyalty and increases visibility of evolving customer requirements and market opportunities.

Initially, we focused on the home entertainment market by designing solutions for set-top boxes used in emerging markets. We believed this end market allowed us to best leverage our technology platform and take advantage of our presence in China, where almost all of our engineering development takes place and we have extensive field application engineers to help serve our target end customers. We began addressing this market by developing stand-alone tuners, demodulators and decoders and introduced our first set-top box solution in 2005. In 2010, we began selling integrated set-top box solutions, which combine a demodulator, decoder and sometimes tuner into a single semiconductor solution and have higher average selling prices and gross margins than our stand-alone tuner, demodulator and decoder solutions. We currently offer ten set-top box solutions for use in the home entertainment market, including multi-standard compliant HDTV and SDTV semiconductor solutions. We believe our ability to provide integrated solutions with customized software and support, which we develop through close collaboration with our end customers, has been a key to our success in addressing the characteristics of the home entertainment market in emerging markets. Our collaborative approach, which we believe significantly benefits from our close proximity to our end customers, allows us to develop extensive localized knowledge of a large, fragmented market with diverse technical and service requirements.

We have also focused our development efforts on designing memory interface solutions targeting the cloud computing market by leveraging our expertise in high performance, low power mixed-signal semiconductor design technologies and proximity to key industry participants in Asia. Memory interface solutions must meet stringent high performance and low power requirements and must have the ability to process high frequency signals. Our technology platform enables us to address these requirements. We currently offer two memory interface solutions for use in the cloud computing market, consisting of register buffers for use in RDIMMs and memory buffers for use in LRDIMMs. Both of these solutions are compatible with DDR3 DRAM technology, the most prevalent industry standard. Achieving and maintaining Intel validation for our LRDIMM memory buffers is extremely important to our market position and the prospects of our memory interface solutions business, as the server OEMs who adopt Intel’s server platforms will only purchase components of their servers from Intel validated vendors.

We have sold our set-top box solutions primarily through distributors to over 150 end customers worldwide. Our end customers include nine of the ten largest set-top box manufacturers in China who sell solutions optimized for viewers in emerging markets. We sell substantially all of our memory interface solutions directly to memory module manufacturers. We have sold our memory interface solutions to the world’s four largest DRAM manufacturers and the world’s largest third-party DRAM module supplier as measured by 2012 revenues.

We operate a fabless business model and use third-party foundries and assembly and test manufacturing contractors to manufacture, assemble and test our semiconductor products. This outsourced manufacturing approach allows us to focus our resources on the design, development and marketing of our solutions and reduces overhead and our exposure to semiconductor industry cyclicality risks.

Since inception, we have invested significant resources in our research and development activities. Our engineering design teams are located in Shanghai, Suzhou and Hangzhou in China and in Taipei and Hsinchu in Taiwan. We believe our future success depends on our ability to continuously enhance our solutions and technology platform to meet the rapidly changing needs and requirements of our end customers. As a result, we intend to continue to invest in our research and development efforts.

Significant Factors Affecting Our Operating Results

Market Demand. Demand for our solutions, and semiconductors in general, may fluctuate depending on various factors, including macroeconomic conditions and changing or evolving technologies, viewer preferences, customer requirements and technical standards. In emerging markets, the satellite set-top box market is currently larger than the cable and terrestrial set-top box markets in terms of total number of units sold by Chinese manufacturers, while the cable set-top box market is expected to expand rapidly in coming years. In the cloud computing market, next generation server platforms will require LRDIMM technologies to increase memory capacity within servers. Due to the evolving nature of our markets, our results of operations depend on our ability to accurately anticipate and respond to changes in technologies, viewer preferences and other market conditions.

Introduction of New Solutions. Our ability to grow our revenue has depended, and will continue to depend, on our ability to develop new semiconductor solutions and to successfully market those solutions to new and existing customers. We have expanded our set-top box solutions to include a wide range of multi-standard compliant HDTV and SDTV solutions, and we are continuing to expand our portfolio to capture additional segments of the market. For example, we launched an HDTV decoder solution in early 2013 and are growing our cable set-top box solutions business. In the cloud computing market, we are working closely with key industry participants, including JEDEC, leading CPU and memory module manufacturers and server OEMs to develop the first generation of DDR4-compliant memory interface solutions, including a registering clock driver and a data buffer. In July 2013, we introduced our DDR4 registering clock driver and data buffer for DDR4 RDIMMs and LRDIMMs, which we believe is the industry’s first JEDEC 0.92 specifications compliant DDR4 registering clock driver and data buffer. Our success depends in large part on our ability to leverage our established customer base, which includes most of the leading set-top box manufacturers in China, to quickly increase revenue from our new solutions offerings.

Revenue Mix among Our Solutions. Our revenue and gross margin in any given period can be significantly affected by the relative proportion of revenue from our different solutions. For example, our integrated set-top box solutions generally have higher average selling prices and higher gross margins than our stand-alone tuner, demodulator and decoder solutions. In addition, newly launched solutions which incorporate more complex configurations generally have higher margins, subject to market-specific supply and demand. However, we expect that as our existing solutions and target markets mature, the average unit selling price may decline over time.

Life Cycles of Our Solutions. Our semiconductor solutions are subject to life cycles and experience gradually declining average selling prices. In general, set-top boxes targeting the emerging markets have life cycles lasting a number of years, depending on technological or other changes affecting the market, with average selling prices declining moderately during the life cycle. For memory interface solutions, our solutions are designed to support a specific CPU or server platform developed by CPU manufacturers and depend on the life cycle of the platform we are supporting of the CPU manufacturer. The life cycle of a CPU or server platform typically ranges from 24 to 36 months.

Attach Rate. In the cloud computing industry, the attach rate for a specific component within the server is expressed in terms of the percentage of servers sold with that particular component. As an example, the percentage of servers sold with LRDIMMs would be expressed as the attach rate of LRDIMMs to total servers. As one of only two LRDIMM memory buffer suppliers currently validated by Intel Corporation for DDR3 memory buffers, the attach rate for LRDIMMs can have a significant effect on our addressable market and revenue.

Seasonality. Our quarterly revenue and operating results have fluctuated in the past and may continue to fluctuate significantly depending upon numerous factors. In particular, we typically have lower sales during the first quarter of each year, with the fourth quarter typically having the highest quarterly revenue. This fluctuation is driven primarily by the effect of Chinese Lunar New Year, which occurs in the first quarter, on the purchasing patterns of our distributors and end customers. Our relatively stronger performance in the fourth quarter has been largely due to increased demand from our end customers in anticipation of increased demand for set-top boxes during the Chinese Lunar New Year holiday season.

Research and Development Expenses/Tape-out Costs. The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. All of our solutions have originated from our research and development efforts, which provided us with a significant competitive advantage. While we are committed to investing in new solution development in order to remain competitive in our target markets, sufficient resources to maintain the level of investment in research and development activities is crucial to our competitiveness and results of operations. In the event that we are unable to put in sufficient resources in research and development activities, which may or may not become commercially successful, our results of operations may be adversely affected. Our research and development expense may be significantly affected by tape-out costs, which include product engineering mask costs and prototype integrated circuit packaging and test costs. The timing of tape-out costs may be difficult to accurately predict and may lead to fluctuations in our quarterly or annual research and development expense and net income.

Description of Certain Statement of Operations Items

The following describes the line items set forth in our consolidated statements of operations.

Revenue

We generate revenue from sales of our set-top box and memory interface solutions to set-top box and memory module manufacturers, either directly or through our distributors. Substantially all of our set-top box end customers purchase products indirectly from us through distributors, while we sell substantially all of our memory interface solutions directly to our end customers.

For the three months and nine months ended September 30, 2013, we generated 91% and 91% of our revenue from sales of set-top box solutions, respectively, and 9% and 9% from sales of memory interface solutions, respectively. We expect sales of set-top box solutions to continue to account for the substantial majority of our revenue; however, we expect revenue from sales of memory interface solutions as a percentage of our total revenue to grow in the next several years. We have generated the significant majority of our revenue from sales to end customers located in Asia. Although our end customers are primarily manufacturers located in Asia, our semiconductor solutions are incorporated into finished products sold globally.

Cost of Revenue and Gross Margin

Cost of revenue primarily includes the cost of finished silicon wafers processed by third-party foundries; costs associated with our outsourced packaging, assembly and testing; shipping costs; and costs of personnel, logistics and quality assurance. Cost of revenue also includes indirect costs, such as warranty, inventory valuation reserves and other overhead costs.

Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. We expect that our gross margin may fluctuate from period to period, primarily as a result of changes in average selling price, revenue mix among our solutions, and manufacturing costs. In addition, we may reserve against the value at which we carry our inventory based upon the solution’s life cycle and conditions in the markets in which we sell. Any declines in average selling prices may be paired with improvements in our cost of revenue, which may offset some of the gross margin reduction that could result from lower selling prices.

Operating Expenses

Our operating expenses consist of research and development expense and sales, general and administrative expense.

Research and Development. Research and development expense primarily includes personnel-related expenses, including salaries, bonuses, share-based compensation and employee benefits. Research and development expense also includes the costs of developing new products as well as supporting existing products, including tape out costs, computer-aided design software license costs, intellectual property license costs, reference design development costs, development testing and evaluation costs and depreciation expense. Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications. All research and development costs are expensed as incurred. We expect our research and development expense to increase as we continue to expand our available solutions.

Sales, General and Administrative. Sales, general and administrative expense primarily includes personnel-related expenses, including salaries, bonuses, share-based compensation and employee benefits. Sales, general and administrative expense also includes field application engineering support, commissions to independent sales representatives, travel costs, professional and consulting fees, legal fees, trade shows, depreciation expense and occupancy costs. We expect our sales, general and administrative expense to increase as we expand our organization to better support our customers and our anticipated growth. Additionally, these expenses will increase as we establish the necessary infrastructure to operate effectively as a public company.

Interest Income (Expense), Net

Interest income consists of interest earned on our cash, cash equivalents and short-term investment balances. Interest expense primarily consists of interest on our borrowings.

Other Income (Expense), Net

Other income (expense), net generally consists of income (expense) generated from minor non-operating transactions.

Provision for Income Tax

We are an exempted company registered in the Cayman Islands and conduct business in several countries including China, Hong Kong, Taiwan and the United States. We are subject to taxation in each of these jurisdictions in which we conduct business. As a result, our worldwide income is subject to the tax rates in which our income is generated and as such our effective tax rate may fluctuate based on the geographic distribution of our earned income or losses and the applicable tax laws in which those earnings or losses were generated. We established a Macao Offshore Trading Company that became operational on June 1, 2013.

Under the current law of the Cayman Islands, we are not subject to income or capital gains tax. In addition, dividend payments made by us are not subject to withholding tax in the Cayman Islands. As an offshore trading company, our Macao subsidiary is not subject to income tax. Our Hong Kong and Taiwan operating subsidiaries are subject to income tax rates at 16.5% and 17%, respectively. Our U.S. subsidiary is subject to U.S. federal income tax at graduated tax rates from 15% to 35% and the income allocated and apportioned to the state of California is subject to California income tax at 8.8%.

The generally applicable corporate income tax rate in China, or an enterprise income tax rate, is 25%. Our principal PRC operating subsidiary enjoys certain preferential tax rates due to its qualification as a qualified integrated circuit design enterprise and a high and new technology enterprises, or HNTE. As a qualified integrated circuit design enterprise, our principal PRC operating subsidiary is entitled to a two-year enterprise income tax exemption followed by a three-year 50% enterprise income tax rate reduction commencing from the first profit-making year, which was 2010. As a result, our principal PRC operating subsidiary was exempt from PRC enterprise income tax in 2010 and 2011 and enjoys a preferential enterprise income tax rate of 12.5% from 2012 through 2014. PRC preferential tax treatments are subject to review and may be adjusted or revoked at any time in the future. The discontinuation of any preferential tax treatments available to us will cause our effective tax rate to increase, which will decrease our net income and materially and adversely affect our financial condition and results of operations. See “Risk Factors—Risk Factors Related to Regulations Applicable to Us—Our business has benefited from certain preferential tax treatment and government incentives. Discontinuation or revocation of the preferential tax treatments and government incentives available to us could decrease our net income and materially and adversely affect our financial condition and results of operations.”

Results of Operations

The following table presents our unaudited condensed consolidated statement of operations data:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
Statement of Operations Data:
Revenue	$30,056	100%	$20,601	100%	$75,448	100%	$54,538	100%
Cost of revenue	10,907	36	7,683	37	27,496	36	21,374	39

Gross profit	19,149	64	12,918	63	47,952	64	33,164	61

Operating expense:
Research and development	6,623	22	3,835	19	19,096	25	12,304	23
Sales, general and administrative	3,880	13	2,382	12	10,681	15	5,614	10

Total operating expense	10,503	35	6,217	31	29,777	40	17,918	33

Income from operations	8,646	29	6,701	32	18,175	24	15,246	28
Interest income, net	202	0	71	1	504	0	75	0
Other income (expense), net	(70)	0	20	0	(157)	0	253	1

Income before income taxes	8,778	29	6,792	33	18,522	24	15,574	29
Provision for income tax	(737)	(2)	(427)	(2)	(1,709)	(2)	(980)	(2)

Net Income	$8,041	27%	$6,365	31%	$16,813	22%	$14,594	27%

Comparison of the three months and nine months ended September 30, 2013 and 2012

Revenue

	Three Months Ended
	September 30,		%
	2013	2012	Change
	(in thousands)
Revenue	$30,056	$20,601	46%

	Nine Months Ended September 30,		%
	2013	2012	Change
	(in thousands)
Revenue	$75,448	$54,538	38%

Revenue increased by $9.5 million, or 46% and $20.9 million, or 38%, for the three and nine months ended September 30, 2013, from the same periods in 2012, respectively. The increase in revenue was primarily due to an increase in revenue from sales of our set-top box solutions, which increased from $18.6 million to $27.3 million and from $50.6 million to $68.4 million for the three and nine months ended September 30, 2013, respectively. Total number of units shipped for our set-top box solutions increased by 42.0% and increased by 22.1% for the three months and nine months ended September 30, 2013 from the same periods in 2012, respectively, due to increased demand reflecting greater market acceptance of our integrated set-top box solutions which increasingly became the primary source of our set-top box revenue. A substantial portion of the increase in revenue was attributable to the continued increase in shipments of our integrated set-top box solutions, which have higher average selling prices than our stand-alone solutions. Our revenue from memory interface solutions increased by $0.8 million, or 44%, and increased by $3.2 million, or 81% in the three and nine months ended September 30, 2013 from the same periods in 2012, respectively, due to increased number of units shipped, which increased by 72% and 90% respectively, as well as higher average selling prices, primarily as a result of sales of our LRDIMM solutions, which have significantly higher average selling prices than our other memory interface solutions.

Cost of Revenue and Gross Profit

	Three Months Ended
	September 30,		%
	2013	2012	Change
	(in thousands)
Cost of revenue	$10,907	$7,683	42%
% of revenue	36%	37%
Gross profit	$19,149	$12,918	48%
Gross margin	64%	63%

	Nine Months Ended
	September 30,		%
	2013	2012	Change
	(in thousands)
Cost of revenue	$27,496	$21,374	29%
% of revenue	36%	39%
Gross profit	$47,952	$33,164	45%
Gross margin	64%	61%

Cost of revenue increased by $3.2 million, or 42% and increased by $6.1 million, or 29% in the three and nine months ended September 30, 2013 from the same periods in 2012, respectively. The increase in cost of revenue was primarily due to the increase in the number of units shipped in the three and nine months ended September 30, 2013 compared to the same periods in 2012, respectively. Gross margin increased from 63% to 64% in the three months ended September 30, 2013 compared to the same period in 2012 primarily due to improved economies of scale resulting from the increase in shipment volume as well as increased sales of our higher gross margin integrated set-top box and LRDIMM solutions. Gross margin increased from 61% to 64% in the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to an increase in sales of our integrated solutions due to their relatively higher average selling prices and gross margins compared to our stand-alone tuner, demodulator and decoder solutions.

Operating Expenses

	Three Months Ended
	September 30,		%
	2013	2012	Change
	(in thousands)
Research and development	$6,623	$3,835	73%
% of revenue	22%	19%
Sales, general and administrative	$3,880	$2,382	63%
% of revenue	13%	12%

	Nine Months Ended
	September 30,		%
	2013	2012	Change
	(in thousands)
Research and development	$19,096	$12,304	55%
% of revenue	25%	23%
Sales, general and administrative	$10,681	$5,614	90%
% of revenue	15%	10%

Research and development expenses increased by $2.8 million, or 73% and $6.8 million, or 55%, for the three and nine months ended September 30, 2013, from the same periods in 2012, respectively, primarily as a result of an increase in personnel-related expenses of $1.4 million and $4.7 million, an increase in share-based compensation expense of $0.4 million and $0.8 million attributable to new share option and restricted share awards grants, an increase of $0.8 million and $0.9 million in product development expenses, and partially offset by a decrease of $0.8 million in external consulting services in 2012. The primary reason for the increase in personnel-related expenses was the increase in headcount as we ended this period with 376 research and development employees, an increase of 39 employees compared to the same periods in 2012.

Sales, general and administrative expenses increased by $1.5 million, or 63% and $5.1 million, or 90%, for the three and nine months ended September 30, 2013, from the same periods in 2012, respectively, primarily as a result of an increase in personnel-related expenses of $0.3 million and $1.3 million, the overall increase in expenses also included an increase of $0.4 million and $1.2 million for professional service fees mainly including fees for accounting and legal services, an increase of $0.1 million and $0.7 million for amortization of intangible assets, an increase of $0.4 million and $1.0 million in share-based compensation expense attributable to new grants of share options and restricted share awards, an increase of $54,000 and $0.3 million in commission fee, and an increase of $0.1 million and $0.2 million in rental expenses. The primary reason for the increase in personnel-related expenses was the increase in headcount as we ended this period with 83 sales, general and administrative employees, an increase of 12 employees compared to the same periods in 2012.

Interest Income, Net and Other Income (Expense), Net

	Three Months Ended
	September 30,
	2013	2012
	(in thousands)
Interest Income, net.	$202	$71	185%
% of revenue	0%	0%
Other income (expense), net	$(70)	$20	(450)%
% of revenue	0%	0%

	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
Interest Income, net.	$504	$75	572%
% of revenue	1%	0%
Other income (expense), net	$(157)	$253	(162)%
% of revenue	0%	1%

Interest income, net increased $0.1 million, or 185% and $0.4 million, or 572%, for the three and nine months ended September 30, 2013, from the same periods in 2012, respectively, primarily due to increased interest income from higher cash and short-term investment balances. Additionally, interest expense decreased in the three and nine months ended September 30, 2013 from the same periods in 2012 as the Company repaid $1.6 million of bank borrowings in January and February 2013.

Other income (expense), net was an expense of $70,000 in the three months ended September 30, 2013 as compared to an income of $20,000 in the same period of 2012. The other expense we recorded in the three months ended September 30, 2013 primarily reflected an $110,000 foreign exchange loss partially offset by a government subsidy of $40,000. The other income we recorded in the three months ended September 30, 2012 was primarily foreign exchange gain during the period.

Other income (expense), net was an expense of $0.2 million for the nine months ended September 30, 2013 as compared to an income of $0.3 million in the same period of 2012. The other expense, net we recorded in the nine months ended September 30, 2013 primarily reflected a $0.3 million foreign exchange loss partially offset by a non-project related government subsidy of $0.1 million. The other income we recorded in the nine months ended September 30, 2012 was primarily from a non-project related government subsidy received during the period by $ 0.2 million and $0.1 million foreign exchange gain of during the period. For the non-project related government subsidies with no further conditions to be met, the amounts are recorded as other income when received; for the project related government subsidies with certain operating conditions, the amounts are recorded as advances payable when received and will be recorded as a deduction of related expenses and cost of acquired assets when the conditions are met.

Provision for Income Taxes

	Three Months Ended
	September 30,		%
	2013	2012	Change
	(in thousands)
Provision for income tax	$737	$427	73%
% of revenue	2.45%	2.07%

	Nine Months Ended
	September 30,		%
	2013	2012	Change
	(in thousands)
Provision for income tax	$1,709	$980	74%
% of revenue	2.27%	1.80%

The Company recorded an income tax provision of $371, and $737 in the three, and nine months ended September 30, 2013, respectively.

The effective tax rate for the three and nine months ended September 30, 2013 was 8.4% and 9.2%, respectively. The effective tax rate for the three and nine months ended September 30, 2012 was 6.3% and 6.3%, respectively. The difference between the effective tax rates and the statutory rate resulted primarily due to the foreign tax rate being different from the statutory rate.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, marketable short-term investments, and cash generated from operations as of September 30, 2013, we had $41.2 million of cash, cash equivalents and $6.4 million of short-term investments. On October 1, 2013, we received an additional $49.5 million of net proceeds after deducting underwriting discounts and commissions from our initial public offering. We believe our current cash, cash equivalents and net cash from operating activities will be sufficient to satisfy our liquidity requirements for the next 12 months. However, we may in the future elect to finance operations by further utilizing bank loans, credit facilities or selling equity securities.

The ability of our PRC subsidiaries to make dividend and other payments to us may be restricted by applicable PRC foreign exchange laws and other PRC laws and regulations. Current PRC regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds until such reserves have reached at least 50% of their respective registered capital. These reserves are not distributable as cash dividends. Further, loans or investments outside of China by PRC companies are subject to restrictions and approval requirements. Therefore, it may be difficult for us to transfer funds from our PRC subsidiaries to us quickly. We do not expect the restrictions on transferring funds out of China will have a material effect on our liquidity because we believe our cash, cash equivalents and other assets located outside of China are sufficient to meet our expected needs and our revenues are primarily generated outside of China in U.S. dollars. We generate the substantial majority of our revenue, and incur our working capital requirements relating to purchases of inventory from third-party foundries, through our non-PRC operating entities. The working capital requirements of our PRC operating subsidiaries, which include research and development and sales, general and administrative expenses, are primarily funded by their operating income generated from providing services to our non-PRC operating entities.

The following table summarizes our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$23,102	$6,069
Net cash used in investing activities	(1,381)	(5,703)
Net cash used by financing activities	(1,937)	(466)
Effect of exchange rate on cash	(183)	(44)
Net increase (decrease) in cash and cash equivalents	$19,601	$(144)

Net Cash Provided by Operating Activities

Our primary uses of cash are to fund operating expenses and purchases of inventory. Cash used to fund operating expenses excludes the impact of non-cash items such as depreciation and share-based compensation and is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses.

Our primary sources of cash are cash receipts on accounts receivable from our shipment of products to distributors and direct customers. Aside from an increase in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period depending on the payment cycles of our major distributor customers.

Net cash provided by operating activities in the nine months ended September 30, 2013 primarily reflected our net income of $16.8 million, depreciation and amortization of $1.9 million and share-based compensation of $2.5 million offset by net cash used to fund working capital in operating activities primarily reflecting a decrease in accounts payable of $2.5 million, an increase in deferred margin and accrued expenses of $0.3 million, and $0.1 million, respectively, and an increase in inventory of $1.0 million.

Net cash provided by operating activities in the nine months ended September 30, 2012 primarily reflected a decrease in accounts payable, deferred margin and accrued expenses of $2.7 million, $4.1 million, and $2.3 million, respectively, and a decrease in inventory of $0.4 million. The decrease is partially offset by our net income of $14.6 million, depreciation and amortization of $0.6 million, share-based compensation of $0.7 million, and an increase of tax payable of $0.9 million.

Net Cash Used in Investing Activities

Our capital expenditures have primarily consisted of purchases of property, equipment and software. In the nine months ended September 30, 2013, our capital expenditures did not significantly affect our liquidity position. We expect our capital expenditures to increase as we grow our business. We currently expect to finance our capital expenditures primarily or exclusively through net cash from operating activities and the net proceeds from our initial public offering, but we may in the future finance our capital expenditure requirements through issuances of debt or equity securities or bank borrowings.

Net cash used in investing activities in the nine months ended September 30, 2013 primarily related to $33.2 million of purchases of short-term investments, $1.2 million for purchases of property, equipment and software and $0.5 million for purchase of intangible assets, partially offset by $33.5 million of proceeds from maturities of short-term investments.

Net cash used in investing activities in the nine months ended September 30, 2012 primarily related to $6.4 million of purchases of short-term investments and $1.5 million for purchases of property, equipment and software, and $1.0 million for purchase of intangible assets, partially offset by $3.1 million of proceeds from maturities of short-term investment.

Net Cash Used in Financing Activities

Net cash used in financing activities in the nine months ended September 30, 2013 consisted primarily of $1.6 million for the repayment of bank borrowings, partially offset by $0.4 million expenses in connection with our initial public offering.

Net cash used in financing activities in the nine months ended September 30, 2012 consisted primarily of $2.1 million for the repayment of bank borrowings, partially offset by $1.6 million of proceeds from bank borrowings.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of September 30, 2013:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years
		(in thousands)
Operating lease obligations	$2,461	$315	$1,877	$269
Purchase obligations	1,670	1,670	—	—

Total contractual obligations	$4,131	$1,985	$1,877	$269

During 2012, we entered into a 32 month non-cancelable operating lease agreement for additional office space in our Shanghai facility. The lease commenced in April 2012 with an option to extend the lease for an additional three years. Future minimum annual payments under the operating lease for the years 2013 and 2014 are $0.3 million and $1.1 million, respectively.

Future minimum lease payment under non-cancelable operating leases having initial terms in excess of one year as of September, 2013 are as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years
	(in thousands)
Operating lease obligations	$2,461	$315	$1,877	$269
Purchase obligations	1,670	1,670	—	—

Total contractual obligations	$4,131	$1,985	$1,877	$269

Contingencies

As of September 30, 2013 and December 31, 2012, there was no unsettled or unasserted claim or litigation against the Company.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and the related notes included elsewhere in the 10Q is prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”), Form 10-Q and Article 10 of SEC Regulation S-X. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and any related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the accounting policies involve a greater degree of judgment and complexity than our other accounting policies are revenue recognitions; deferred margin, net; allowance for doubtful accounts; inventory valuation; intangible assets; income taxes; and share-based compensation. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2013, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in the audited consolidated financial statements and notes for the year ended December 31, 2012, included in the Company Prospectus filing with the SEC in September 2013.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $47.6 million as of September 30, 2013, which was held for working capital purposes. Our cash and cash equivalents and short-term securities consist of cash, certificates of deposit, time deposits, and money market funds. Our investment policy and strategy are focused on preservation of capital, supporting our liquidity requirements, and compliance with the Investment Company Act of 1940. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income. Changes in interest rates affect the interest earned on our cash and cash equivalents and marketable securities and the market value of those securities. We do not believe that an increase or decrease of 1% in interest rates would have a material impact on our financial position or results of operations. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Foreign Currency Risk

The functional currency of Montage Technology Group Limited and our non-PRC subsidiaries is the U.S. dollar. The functional currency of our subsidiaries in the PRC is the Renminbi. Monetary assets and liabilities in currency denomination other than the functional currency are translated into the functional currency at the rate of exchange in effect at the balance sheet date. Transactions in currencies other than the functional currency during the reporting period are converted into the functional currency at the applicable exchange rate on the day transaction occurred. Accordingly, the effects of exchange rate fluctuations on the net assets of each of our group entities are accounted for as translation gains or losses in accumulated other comprehensive income within shareholders’ equity. In addition, our revenue is primarily denominated in U.S. dollars and since a significant portion of our assets and expenses are in the PRC, they are in the denominated in Renminbi. As a result, our results of operations and financial condition are subject to risks associated with exchange rate fluctuations, in particular in relation to the exchange rates between the Renminbi and the U.S. dollar. We do not believe that a change of 10% in such foreign currency exchange rates would have a material impact on our financial position or results of operations.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus.

Recent Accounting Pronouncements

Please refer to the recent accounting pronouncements listed in Note 1 of the Unaudited Condensed Consolidated Financial Statements. Under the Jumpstart Our Business Startups Act, or the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to take advantage of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the quarter covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a–15(d) or 15(d)–15(d) of the Exchange Act during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently a party to material legal proceedings as of the date of this report. For an additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors below.

Item 1A. Risk Factors

The following risks and uncertainties may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our ordinary share could decline due to any of these risks, and investors may lose all or part of their investment.

Risk Factors Related to Our Business and Our Industry

We may be unable to sustain our recent revenue growth rates.

In the three and nine months ended September 30, 2013, and year ended December 31, 2012, we recorded $30.1 million, $75.4 million, and $78.2 million in revenue, respectively, and $8.0 million, $16.8 million, and $18.3 million in net income, respectively which increased from $54.5 million to $75.4 million in revenue and $14.6 million to $16.8 million in net income in the nine months ended September 30, 2013 as compared to the same period in 2012. We may not achieve similar rates of growth in future periods. You should not rely on our results of operations for any prior quarterly or annual periods as an indication of our future performance. Our future revenue growth rate will depend in particular on the success of our memory interface solutions. In the three and nine months ended September 30, 2013 and year ended December 31, 2012, our memory interface solutions generated $2.8 million, $7.1 million and $4.6 million in revenue, respectively, and we may not be successful in growing our revenue from our memory interface solutions. If our revenue growth slows significantly or decreases, the market price of our ordinary shares may decline.

We have a history of losses, have only recently become profitable and may not sustain or increase profitability in the future which may cause the market price of our ordinary shares to decline.

We first became profitable on an annual basis in 2011. We incurred significant net losses prior to that year. As of September 30, 2013, we had an accumulated deficit of $7.6 million. We currently expect to increase our expense levels to support our business growth. Therefore, to sustain or increase profitability, we will need to grow our revenue. If our expenditures do not result in increased revenue growth or there is a significant time lag between these expenses and our revenue growth, we may experience net losses in the future. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of revenue. Any incurrence of net losses in the future could cause the market price of our ordinary shares to decline.

We rely on our relationships with industry and technology leaders to enhance our solution offerings and market position, and our inability to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.

We develop our semiconductor solutions for applications in systems that are driven by industry and technology leaders, in particular for our memory interface solutions. In the cloud computing market, CPU manufacturers create technology platforms that memory module manufacturers and server OEMs use as the basis for their products and solutions. A CPU manufacturer sets the specifications for many of the key components to be used on each generation of its server platforms. In the case of our memory interface solutions, CPU manufacturers impose strict guidelines and generally qualify only a few vendors to provide memory interface solutions for their server platforms. With each new server platform released by CPU manufacturers, providers of memory interface solutions must be validated for use on the new platform. In addition, we must work closely with memory module manufacturers to ensure our memory interface solutions become qualified for use with their memory modules. As a result, maintaining close relationships with leading CPU manufacturers and memory module manufacturers is crucial to the long-term success of our memory interface solutions business. If our relationships with key industry participants were to deteriorate or if our solutions were not qualified by CPU manufacturers, our market position and sales could be materially adversely affected.

Changes to industry standards and technical requirements relevant to our solutions and markets could adversely affect our business, results of operations and prospects.

Our solutions comprise only a part of larger electronic systems. All solutions incorporated into these systems must comply with various industry standards and technical requirements created by regulatory bodies or industry participants in order to operate efficiently together. Industry standards and technical requirements in our markets are evolving and may change significantly over time. For our set-top box solutions, the industry standards are typically set by government regulators and vary by country. Such standards can sometimes change or additional standards may be added with limited advance notice. For memory interface solutions, the industry standards are developed by JEDEC, an industry trade organization. In addition, large industry-leading semiconductor and electronics companies play a significant role in developing standards and technical requirements for the product ecosystems within which our memory interface solutions can be used. Our end customers also may design certain specifications and other technical requirements specific to their products and solutions. These technical requirements may change as the end customer introduces new or enhanced products and solutions.

Our ability to compete in the future will depend on our ability to identify and ensure compliance with evolving industry standards and technical requirements. The emergence of new industry standards and technical requirements could render our solutions incompatible with solutions developed by other suppliers or make it difficult for our solutions to meet the requirements of certain of our end customers in both the home entertainment and cloud computing markets. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our solutions to ensure compliance with relevant standards and requirements. If our solutions are not in compliance with prevailing industry standards and technical requirements for a significant period of time, we could miss opportunities to achieve crucial design wins, our revenue may decline and we may incur significant expenses to redesign our solutions to meet the relevant standards, which could adversely affect our business, results of operations and prospects.

Our business would be adversely affected by the departure of existing members of our senior management team and other key personnel.

Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of Dr. Howard C. Yang, our Chairman of the Board and Chief Executive Officer, and Stephen Tai, our President and director, as well as other senior management. The loss of any member of our senior management team or key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

Our results of operations can fluctuate from period to period, which could cause our share price to fluctuate.

Our results of operations have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this document:

•	the receipt, reduction, delay or cancellation of orders by customers;

•	the gain or loss of significant customers;

•	the timing and success of our launch of new solutions and launches of new solutions by our competitors;

•	market acceptance of our solutions and our customers’ products;

•	the timing and extent of research and development costs, and in particular tape-out costs;

•	fluctuations in sales by and inventory levels of module manufacturers who incorporate our semiconductor solutions in their products, such as memory modules;

•	cyclical and seasonal fluctuations in our markets;

•	the timing of receiving government subsidies;

•	fluctuations in our manufacturing yields;

•	significant warranty claims, including those not covered by our contract manufacturer;

•	changes in our revenue mix; and

•	loss of key personnel or the inability to attract qualified engineers.

The semiconductor industry has been highly cyclical in the past and our markets may experience significant cyclical fluctuations in demand as a result of changing economic conditions, budgeting and buying patterns of customers and others factors. As a result of the various potential factors affecting demand for our products and our results of operations in any given period, the results of any prior quarterly or annual periods should not be relied upon as indicative of our future revenue or operating performance. Fluctuations in our revenue and operating results could cause our share price to decline.

The markets for our semiconductor solutions are evolving, and changing market conditions, such as the introduction of new technologies or changes in customer preferences, may negatively affect demand for our solutions. If we fail to properly anticipate or respond to changing market conditions, our business prospects and results of operations will suffer.

Our solutions are used in the technologically advanced and rapidly evolving home entertainment and cloud computing markets. The technologies used in these markets are constantly being improved and new technologies that compete with existing technologies may be developed. Furthermore, the home entertainment market, and in particular the market for our set-top box solutions, is highly fragmented and subject to changes in viewer preferences, customer requirements and technical standards. In the cloud computing market, and in particular the market for our memory interface solutions, technology advancements are continuously underway, such as the advancements in memory technology from DDR2 to DDR3 and DDR4. Industry analysts have different opinions on how fast and how large these markets will grow. New technologies may be introduced that make the current technologies that our solutions utilize less competitive or obsolete. Due to the evolving nature of our markets, our future success depends on our ability to accurately anticipate and respond to changes in technologies, consumer preferences and other market conditions. Any decrease in demand for our set-top box and memory interface solutions, or set-top box and memory interface solutions in general, due to the emergence of competing technologies, changes in customer preferences and requirements or other factors, could adversely affect our business, results of operations and prospects.

We must continuously develop new and enhanced solutions, and if we are unable to successfully market our new and enhanced solutions that we have incurred significant expenses developing, our results of operations and financial condition will be materially adversely affected.

In order to compete effectively in our markets, we must continually design, develop and introduce new and improved solutions with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. In the home entertainment market, in response to market trends, we have focused on providing more integrated and customized solutions and are enhancing our offerings of HDTV solutions. In the memory interface market, we are developing next-generation DDR4 memory interface solutions, which we expect to be one of the drivers of our revenue growth in the future. However, we may not be successful developing and marketing these new and enhanced solutions. In particular in the memory interface market, we have generated limited revenue from sales of our memory interface solutions through first three quarters of 2013. While we expect revenue from our memory interface solutions to grow, we may not be able to increase our market share in this globally competitive market. Moreover, achieving and maintaining Intel validation for our advanced memory buffers, in particular our LRDIMM memory buffer for DDR4, is extremely important to our future market position and the prospects of our memory interface solutions business as the server OEMs who adopt Intel’s server platforms will only purchase components of their servers from Intel validated vendors. There is no assurance we will achieve or maintain such validations. If we are unable to successfully develop and market our new and enhanced solutions that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

Average selling prices of our solutions have historically decreased over time and will likely continue to do so, which could negatively affect our revenue and margins.

Historically, the semiconductor solutions that we sell have experienced declining average selling prices over their life cycle. The rate at which the average selling price declines may be affected by a number of factors, including relative supply and demand, the level of competition, production costs and technological changes. As a result of the general trend of decreasing average selling prices of our semiconductor solutions following their launch, our ability to grow or maintain our margins depends on our ability to introduce new or enhanced solutions with higher average selling prices and to reduce our per-unit cost of sales and operating costs. However, our new or enhanced solutions may not be as successful or enjoy as high margins as we expect. If we are unable to offset any reductions in the average selling prices by introducing new solutions with higher average selling prices or reducing our costs, our revenue and margins will be negatively affected and may decrease.

We face intense competition and expect competition to increase in the future. If we fail to compete effectively, our revenue growth and results of operations will be materially adversely affected.

The markets in which we operate are highly competitive. We compete with numerous domestic and international semiconductor companies, many of which have greater financial and other resources with which to pursue technology development, product design, manufacturing, marketing and sales and distribution of their products. Currently, our competitors range from large, international companies offering a wide range of semiconductor solutions to smaller companies specializing in set-top box or memory interface solutions. Our primary competitors in the set-top box market include semiconductor companies that sell to emerging markets such as HiSilicon Technologies Co., Ltd., ALi Corporation, RDA Microelectronics, Inc., Airoha Technology Corporation and STMicroelectronics NV, as well as smaller semiconductor design companies based in China. Our competitors in the memory interface market include Inphi Corporation, Integrated Device Technology, Inc. and Texas Instruments Inc. We expect that as the markets for our solutions grow, new entrants will enter these markets and existing competitors may make significant investments to compete more effectively against us. As the emerging markets to which we sell our set-top box solutions become developed markets, leading semiconductor companies focusing on developed markets may increasingly enter our target markets.

Our ability to compete successfully depends on factors both within and outside of our control, including:

•	the functionality and performance of our solutions and those of our competitors;

•	our relationship with our end customers and other industry participants;

•	prices of our solutions and prices of our competitors’ products;

•	our reputation and ability to provide satisfactory customer support;

•	our research and development capabilities to provide innovative solutions;

•	our ability to retain high-level talent, including our management team and engineers; and

•	the actions of our competitors, including merger and acquisition activity, launches of new products and other actions that could change the competitive landscape.

Intense competition could result in pricing pressure, reduced revenue and profitability and loss of market share, any of which could materially and adversely affect our business, results of operations and prospects. In the event of a market downturn, competition in the markets in which we operate may intensify as our customers reduce their purchase orders. During market downturns, our competitors that are significantly larger and have greater financial, technical, marketing, distribution, customer support and other resources or more established market recognition than us may be better positioned to accept lower prices and withstand adverse economic or market conditions.

We rely on third parties to manufacture, package, assemble and test the semiconductor products comprising our solutions, which exposes us to a number of risks, including reduced control over manufacturing and delivery timing and potential exposure to price fluctuations, which could result in a loss of revenue or reduced profitability.

As a fabless semiconductor company, we outsource the manufacturing, packaging, assembly and certain testing of our semiconductor solutions to third-party foundries and assembly and testing service providers. We generally use a single foundry for the production of each semiconductor product comprising our set-top box and memory interface solutions. In 2012 and the nine months ended September 30, 2013, we outsourced the manufacturing to three different foundries, Semiconductor Manufacturing International Corporation in China, Fujitsu Semiconductor Limited in Japan and United Microelectronics Corporation in Taiwan. Our assembly and testing contractors in 2012 and the nine months ended September 30, 2013 were Siliconware Precision Industries Co., Ltd. in Taiwan and Suzhou, China and STATS ChipPAC Ltd. in Singapore and Korea.

Relying on third-party manufacturing, assembly and testing presents a number of risks, including but not limited to:

•	capacity shortages during periods of high demand;

•	reduced control over delivery schedules, inventories and quality;

•	the unavailability of, or potential delays in obtaining access to, key process technologies;

•	the inability to achieve required production or test capacity and acceptable yields on a timely basis;

•	misappropriation of our intellectual property;

•	limited warranties on wafers or products supplied to us; and

•	potential increases in prices.

We currently do not have long-term supply contracts with any of our third-party contract manufacturers, and we typically negotiate pricing on a per-purchase order basis. Therefore, they are not obligated to perform services or supply product to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. During periods of high demand and tight inventories, our third-party foundries and assembly and testing contractors may allocate capacity to the production of other companies’ products while reducing deliveries to us, or significantly raise their prices. In particular, they may allocate capacity to other customers that are larger and better financed than us or that have long-term agreements, decreasing the capacity available to us. Shortages of capacity available to us may be caused by the actions of their other large customers that may be difficult to predict, such as major product launches. If we need another foundry or assembly and test contractor because of increased demand, or if we are unable to obtain timely and adequate deliveries from our providers, we might not be able to cost effectively and quickly retain other vendors to satisfy our requirements. In the event that we need to shift the production of a solution to a different contract manufacturer, it may take approximately nine to 12 months to allow a smooth transition from our current foundry or assembly services provider to the new provider. Such a transition might require a qualification process by our end customers.

We purchase from our manufacturing contractors based on our estimates of end customers’ demand, and if our estimates are incorrect our results of operations could be materially adversely impacted.

Our sales are made on the basis of purchase orders rather than long-term purchase contracts. We place orders with our third party foundries and service providers for manufacturing, assembling and testing our semiconductor products according to our estimates of customer demand several months prior to the anticipated delivery date to our distributor or end customer. This process requires us to make multiple demand forecast assumptions with respect to our end customers’ demands in advance of actual purchase orders. We might misestimate demand due to unforeseen changes in market conditions, incomplete or inaccurate customer and market information or other factors within and outside of our control. If we overestimate customer demand, we may purchase products from our third-party contractors that we may not be able to sell and may over-budget company operations, which could result in decreases in our prices or write-downs of unsold inventory. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would lose out on sales opportunities and could lose market share or damage our customer relationships.

Our costs may increase substantially if our third-party manufacturing contractors do not achieve satisfactory product yields or quality.

The wafer fabrication process is an extremely complicated process where small changes in design, specifications or materials can result in material decreases in product yields or even the suspension of production. From time to time, the third-party wafer foundries that we contract to manufacture the semiconductor products comprising our solutions may experience manufacturing defects and reduced manufacturing yields related to errors or problems in their manufacturing processes or the interrelationship of their processes with our designs. In some cases, our third-party wafer foundries may not be able to detect these defects early in the fabrication process or determine the cause of such defects in a timely manner.

Generally, in pricing our solutions, we assume that manufacturing yields will continue to improve, even as the complexity of our solutions increases. Once our solutions are initially qualified with our third-party wafer foundries, minimum acceptable yields are established. We are responsible for the costs of the wafers if the actual yield is above the minimum. If actual yields are below the minimum we are not required to purchase the wafers. Typically, minimum acceptable yields for our new solutions are generally lower at first and gradually improve as we achieve full production. Unacceptably low product yields or other product manufacturing problems could substantially increase the overall production time and costs and adversely impact our operating results on sales of our solutions. Product yield losses will increase our costs and reduce our gross margin. In addition to significantly harming our operating results and cash flow, poor yields may delay shipment of our solutions and harm our relationships with existing and potential customers.

Our sales cycle can be lengthy, which could result in uncertainty and delays in generating revenue.

As we sell highly integrated solutions with customized software and support, our sales cycle for our set-top box solutions from initial engagement to volume production may take a prolonged period of time, typically several months to one year. For our memory interface solutions, our sales cycle can include working with our customers and other industry participants for up to two years or more on product development before we achieve design wins. Any delays in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans or adopt a competing design or solution from one of our competitors, causing us to lose anticipated revenue. In addition, any delay or cancellation of an end customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense without generating any revenue. Finally, our end customers’ failure to successfully market and sell their products could reduce demand for our solutions and materially and adversely affect our business, results of operations and prospects. If we were unable to generate revenue after incurring substantial expenses during our sales efforts, our results of operations would suffer.

If we fail to achieve initial design wins for our solutions, we may lose the opportunity for sales to customers for a significant period of time and be unable to recoup our investments in our solutions.

We expend considerable resources in order to achieve design wins for our solutions, especially our new solutions and solution enhancements. Once a customer designs a semiconductor solution into its product, it is likely to continue to use the same semiconductor solution or enhanced versions of that solution from the same supplier across a number of similar and successor products for a lengthy period of time due to the significant costs associated with qualifying a new supplier and potentially redesigning the product to incorporate a different semiconductor solution. If we fail to achieve an initial design win in a customer’s qualification process, we may lose the opportunity for significant sales to that customer for a number of its products and for a lengthy period of time. This may cause us to be unable to recoup our investments in our solutions, which would harm our business.

Our customers require our solutions and our third-party contractors to undergo a lengthy and expensive qualification process. If we are unsuccessful or delayed in qualifying any of our solutions with a customer, our business and operating results would suffer.

Prior to selecting and purchasing our solutions, our end customers typically require that our solutions undergo extensive qualification processes, which involve testing of our solutions in the customers’ systems, as well as testing for reliability. This qualification process may continue for several months for our set-top box solutions. Our memory interface solutions must obtain qualification with our memory module manufacturer customers as well as CPU manufacturers. The qualification process for our memory interface solutions can take multiple years. However, obtaining the requisite qualifications for a solution does not assure any sales of the solution. Even after successful qualification and sales of a solution to an end customer, a subsequent revision in our third party contractors’ manufacturing process or our selection of a new contract manufacturer may require a new qualification process, which may result in delays and in our holding excess or obsolete inventory. After our solutions are qualified and selected, it can take several months or more before the customer commences volume production of systems that incorporate our solutions. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualifying our solutions with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our solutions with a customer, sales of those solutions to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.

We have generated a substantial majority of our revenue from sales through three independent distributors, which subjects us to a number of risks.

We have sold a substantial majority of our set-top box solutions to end customers through three independent distributors, LQW Technology Company Limited, Qinuo International Co., Ltd. and China Electronic Appliance Shenzhen Co., Ltd. Sales through these three distributors accounted for 71%, 8% and 7%, respectively, of our total revenue in the nine months ended September 30, 2013, and 50%, 18% and 9%, respectively, of our total revenue in 2012. As of September 30, 2013, we had $10.4 million of accounts receivable, $8.2 million or 79% of which was due from LQW Technology Company Limited. We typically collect the accounts receivable from each distributor within one month following billing. We typically enter into distribution agreements with our distributors, with each distributor covering a defined customer base and/or geographic area. In addition, our distribution agreements are typically negotiated and entered into on an annual basis and prohibit the distributor from selling products or solutions competing with ours. If any of our distributors were to default on its obligations and fail to pay our invoices or ship our products in a timely fashion, we may be unable to collect our accounts receivable, recover our inventory, or complete sales to the customers who had placed orders through that distributor, and we may find it difficult to replace that distributor. In addition, our operating results and financial condition could be significantly disrupted by the loss of one or more of these distributors, or various factors outside of our control such as order cancellations or delays in shipment by one or more of these distributors or the failure of any of these distributors to successfully sell our solutions.

The complexity of our solutions could result in undetected defects and we may be subject to warranty and product liability claims, which could result in a decrease in customers and revenue, unexpected expenses and loss of market share.

Our solutions are incorporated into larger electronic equipment sold by our end customers. A solution usually goes through an intense qualification and testing period performed by our customers before being used in production. We primarily outsource our solution testing to third parties and also perform some testing in our laboratories in Shanghai, Suzhou and Taiwan. We inspect and test parts, or have them inspected and tested in order to screen out parts that may be weak or potentially suffer a defect incurred through the manufacturing process. From time to time, we are may be subject to warranty or product liability claims that may require us to make significant expenditures to defend these claims or pay damage awards.

Generally, our agreements seek to limit our liability to the replacement of the part or to the revenue received for the solution, but these limitations on liability may not be effective or sufficient in scope in all cases. In addition, we do not maintain any product liability insurance. If an end customer’s equipment fails in use, the end customer may incur significant monetary damages including an equipment recall or associated replacement expenses, as well as lost revenue. The end customer may claim that a defect in our solution caused the equipment failure and assert a claim against us to recover monetary damages. The process of identifying a defective or potentially defective solution in systems that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs and contract damage claims from our end customers as well as harm to our reputation. Defects in our solutions could harm our relationships with our customers and damage our reputation. Customers may be reluctant to buy our solutions, which could harm our ability to retain existing customers and attract new customers and our financial results. In addition, the cost of defending these claims and satisfying any arbitration award or judicial judgment with respect to these claims could harm our business prospects and financial condition.

We may not be able to adequately protect our intellectual property rights.

Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets in the United States, China and other jurisdictions. Effective protection of our intellectual property rights may be unavailable, limited or not applied for in some countries. Some of our solutions and technologies are not covered by any patent or patent application, as we do not believe patent protection of these solutions and technologies is critical to our business strategy at this time. A failure to timely seek patent protection on solutions or technologies generally precludes us from seeking future patent protection on these solutions or technologies. We cannot guarantee that:

•	any of our present or future patents or patent claims will not lapse or be invalidated, circumvented, challenged or abandoned;

•	our intellectual property rights will provide competitive advantages to us;

•	our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties;

•	any of our pending or future patent applications will be issued or have the coverage originally sought;

•	our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak;

•	any of the trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged or abandoned; or

•	we will not lose the ability to assert our intellectual property rights against or to license our technology to others and collect royalties or other payments.

In addition, our competitors or others may design around our protected patents or technologies. In addition to registered patents, we also rely on contractual protections with our customers, suppliers, distributors, employees and consultants, and we implement security measures designed to protect our trade secrets. However, we cannot assure you that these contractual protections and security measures will not be breached, that we will have adequate remedies for any such breach or that our suppliers, employees or consultants will not assert rights to intellectual property arising out of such contracts.

Monitoring unauthorized use of our intellectual property is difficult and costly. In addition, intellectual property rights and confidentiality protection in China is generally considered less effective than in the United States or other developed countries. Unauthorized use of our intellectual property may have occurred or may occur in the future. Although we have taken steps to minimize the risk of this occurring, any such failure to identify unauthorized use and otherwise adequately protect our intellectual property would adversely affect our business.

Moreover, if we are required to commence litigation, whether as a plaintiff or defendant, not only would this be time-consuming, but we would also be forced to incur significant costs and divert our attention and efforts of our employees, which could, in turn, result in lower revenue and higher expenses. If we pursue litigation to assert our intellectual property rights, an adverse decision in any of these legal actions could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations.

We may face claims of intellectual property infringement, which could be time-consuming, costly to defend or settle, result in the loss of significant rights, harm our relationships with our customers and distributors, or otherwise materially adversely affect our business, financial condition and results of operations.

The semiconductor industry is characterized by companies that hold patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. From time to time, third parties may assert against us and our customers and distributors patent and other intellectual property rights to technologies that are important to our business.

Claims that our solutions, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. Infringement claims also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. If any pending or future proceedings result in an adverse outcome, we could be required to:

•	cease the manufacture, use or sale of the infringing solutions, processes or technology;

•	pay substantial damages for infringement;

•	expend significant resources to develop non-infringing solutions, processes or technology, which may not be successful;

•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•	cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or

•	pay substantial damages to our customers or end users to discontinue their use of or to replace infringing technology sold to them with non-infringing technology, if available.

Any of the foregoing results could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to attract, train and retain qualified design and technical personnel, we may not be able to execute our business strategy effectively.

Our future success depends on our ability to attract and retain qualified design and technical personnel. As the source of our technological and solution innovations, our design and technical personnel represent a significant asset. Historically, we have not encountered any difficulty in hiring qualified engineers. We do not know whether we will be able to retain all of these personnel as we continue to pursue our business strategy. The loss of the services of one or more of our key employees, especially our key design and technical personnel, or our inability to attract and retain qualified design and technical personnel, could harm our business, financial condition and results of operations.

Competition for personnel in the semiconductor technology field is intense, and the availability of suitable and qualified candidates is limited. We compete to attract and retain qualified research and development personnel with other semiconductor companies, universities and research institutions. Competition for these individuals could cause us to offer higher compensation and other benefits to attract and retain them, which could materially and adversely affect our financial condition and results of operations. We previously awarded share options and restricted shares to our employees, some of which has not yet vested. Such retention awards may cease to be effective to retain our current employees once the share options or restricted shares vest. We may need to increase our total compensation costs to attract and retain experienced personnel required to achieve our business objectives and failure to do so could severely disrupt our operations and growth. If we lose the services of any key senior management member or employee, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely impact our business and prospects.

We may not be able to effectively manage our growth, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.

As we continue to expand our business, we expect to grow our headcount and overall size of our operations significantly. To effectively manage our growth, we must continue to expand our operational, engineering and financial systems, procedures and controls and to improve our accounting and other internal management systems. This may require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support our future operations. If we fail to adequately manage our growth, or to improve our operational, financial and management information systems, or fail to effectively motivate or manage our new and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results. In addition, we intend to implement a new enterprise resource planning system for many aspects of our business. This implementation is a technically intensive process, requiring testing, modifications and project coordination. We may experience disruptions in our business operations related to this implementation effort.

Potential future acquisitions could be difficult to integrate, divert attention of key personnel, disrupt our business, dilute shareholder value and impair our operating results.

We have completed and may continue to pursue acquisitions in the future that we believe may complement our business, semiconductor solutions or technologies. For example, we acquired a team of 29 engineers, certain intellectual property and equipment from Hengfa Electronics Co., Ltd. in August 2012. Any acquisition involves a number of risks, many of which could harm our business, including:

•	difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of the target company;

•	realizing the anticipated benefits of any acquisition;

•	difficulties in transitioning and supporting customers, if any, of the target company;

•	diversion of financial and management resources from existing operations;

•	the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products;

•	inability to generate sufficient revenue to offset acquisition costs;

•	dilutive effect on our shares as a result of any equity-based acquisitions;

•	inability to successfully complete transactions with a suitable acquisition candidate; and

•	in the event of international acquisitions, risks associated with accounting and business practices that are different from applicable U.S. practices and requirements.

Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments, which could harm our financial results. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

Our business, financial condition and results of operations could be adversely affected by political and economic conditions in the countries in which we conduct business and our solutions are sold.

Our business and operating results may be adversely impacted by political and economic conditions in various countries and markets in which we operate or in which our solutions are sold. Uncertainty about current global economic conditions may cause businesses to continue to postpone spending in response to tighter credit, unemployment or negative financial news. This in turn could have a material negative effect on the demand for our semiconductor solutions or the products into which our solutions are incorporated. The demand for our set-top box solutions is driven by consumer demand for television, which is often viewed as a discretionary item in the emerging markets that we compete. A downturn in general economic conditions in the emerging markets that we target could result in a decline in demand for our set-top box solutions. In addition, our memory interface solutions are typically sold into data centers when these data centers are upgrading capital equipment such as servers. A downturn in general economic conditions can lead to delays in decisions to upgrade data center equipment or a reduction in the scope of upgrades, which could reduce demand for our memory interface solutions.

Multiple factors relating to our international operations and to particular countries in which we operate could negatively impact our business, financial condition and results of operations. These factors include:

•	changes in political, regulatory, legal or economic conditions;

•	restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including export duties and quotas and customs duties and tariffs;

•	disruptions of capital and trading markets;

•	changes in import or export requirements;

•	transportation delays;

•	civil disturbances or political instability;

•	geopolitical turmoil, including terrorism, war or political or military coups;

•	public health emergencies;

•	differing employment practices and labor standards;

•	limitations on our ability under local laws to protect our intellectual property;

•	local business and cultural factors that differ from our customary standards and practices;

•	nationalization and expropriation;

•	changes in tax laws;

•	currency fluctuations relating to our international operating activities; and

•	difficulty in obtaining distribution and support.

We conduct our operations primarily in China, our products are manufactured in Asia, and our solutions are sold primarily in Asia. Political and economic conditions in these markets may be less stable or predictable than in the United States. Any conflict or uncertainty in Asia, and China in particular, including due to natural disasters, public health concerns, political unrest or safety concerns, could harm our business, financial condition and results of operations.

The facilities of our third-party contractors and distributors are located in regions that are subject to earthquakes and other natural disasters.

The facilities of our third-party foundries and contract manufacturers are subject to risk of catastrophic loss due to fire, flood or other natural or man-made disasters. A number of those foundries and service providers are located in areas with above average seismic activity and also subject to typhoons and other Pacific storms. Several foundries that manufacture our wafers are located in Taiwan and Japan, and all of the third-party service providers who assemble and test our solutions are located in Asia. The risk of an earthquake in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. Both Japan and Taiwan have had major earthquakes within the last 15 years that significantly disrupted their economies. Any catastrophic loss to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility.

Our sales in the set-top box market experience seasonality, which is likely to cause our revenue to fluctuate.

Revenue for our set-top box solutions experiences seasonality. We typically realize a large portion of our sales of set-top-box solutions during the fourth quarter prior to the Lunar New Year holiday. We typically experience our slowest quarter in the first quarter of each year. Accordingly, our results of operations may vary significantly from quarter to quarter and our yearly results of operations may be disproportionately affected by our results during the fourth quarter.

We are subject to risks related to exchange rate fluctuations.

Our revenue is primarily denominated in U.S. dollars, while a significant portion of our assets and expenses are denominated in Renminbi. As a result, our results of operations and financial condition are subject to risks associated with exchange rate fluctuations, in particular in relation to the exchange rates between the Renminbi and the U.S. dollar. Moreover, appreciation or depreciation in the value of the Renminbi, the functional currency for our operating subsidiaries in China, relative to the U.S. dollar would affect our financial results as reported in U.S. dollars without giving effect to any underlying change in our business or results of operations. Depreciation of the Renminbi against the U.S. dollar would have a negative effect on the U.S. dollar amount available to us if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes.

The value of the Renminbi against the U.S. dollar is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. The People’s Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in Renminbi exchange rates and achieve policy goals. For example, from mid-2008 to mid-2010 the Renminbi traded within a narrow range against the U.S. dollar at approximately RMB6.83 per U.S. dollar. In June 2010, the People’s Bank of China announced the removal of the de facto peg. Following this announcement, the Renminbi has appreciated modestly. It is difficult to predict when and how Renminbi-U.S. dollar exchange rate may change going forward.

Risk Factors Related to Regulations Applicable to Us

Our business has benefited from certain preferential tax treatment and government subsidies. Discontinuation or revocation of the preferential tax treatment and government subsidies available to us could decrease our net income and materially and adversely affect our financial condition and results of operations.

Under the PRC Enterprise Income Tax Law, or the PRC EIT Law, and its implementation rules, both effective on January 1, 2008, the PRC has a uniform enterprise income tax rate of 25% for all enterprises incorporated in China. The PRC EIT Law and its implementation rules also permit qualified high and new technology enterprises, or HNTEs, to enjoy a reduced 15% enterprise income tax rate. Our principal operating subsidiary in China, Montage Technology (Shanghai) Co., Ltd., or Montage Shanghai, had obtained the qualification certificate of HNTE status in October 2011 with a valid period of three years. Therefore it is eligible to enjoy a preferential tax rate of 15% as long as it maintains its qualification as an HNTE. Separately, pursuant to the Notice on Several Preferential Enterprise Income Tax Policies jointly issued by the Ministry of Finance, or the MOF, and the State Administration of Taxation, or the SAT, on February 22, 2008, and the Notice on Enterprise Income Tax Policies to Further Stimulate the Development of Software and Integrate Circuit Industries jointly issued by the MOF and the SAT on April 20, 2012, qualified integrated circuit design enterprises are entitled to a two-year income tax exemption followed by a three-year 50% enterprise income tax rate reduction commencing from the first profit-making year. Montage Shanghai was recognized as an integrated circuit design enterprise in January 2007 and has passed the annual inspections from 2007 through 2012. Therefore Montage Shanghai is eligible to enjoy the tax holiday from its first profit-making year as well. However, since this tax holiday for qualified integrated circuit design enterprises and the reduced 15% enterprise income tax rate for HNTEs are mutually exclusive, Montage Shanghai elected to enjoy the tax holiday from its first profit-making year, which was 2010. Accordingly, it is exempted from enterprise income tax for 2010 and 2011 and subject to enterprise income tax at a rate of 12.5% for 2012, 2013 and 2014 as long as it maintains its qualification as a qualified integrated circuit design enterprise. Similarly, Suzhou Montage Microelectronic Technology Co., Ltd. was recognized as an integrated circuit design enterprise in December 2012 and will enjoy this tax holiday when it starts to make profit after certain procedures are completed in competent tax authorities. Furthermore, according to the Notice on the Pilot Program in Shanghai Replacing Business Tax with Value-added Tax in Transportation and Some Modern Service Sectors jointly issued by the MOF and the SAT on November 16, 2011 which is effective in the areas where such pilot program is implemented, Montage Shanghai and Suzhou Montage Microelectronic Technology Co., Ltd. are currently exempted from value-added tax for their income generated from technical development.

In addition, Montage Shanghai has received subsidies from PRC local government authorities. The aggregate amounts of the subsidies we received were $0.3 million, and nil, in the three months ended September 30, 2013 and 2012, respectively and $1.2 million and $0.1 million in the nine months ended September 30, 2013 and 2012, respectively and $0.8 million for the year ended 2012.

Preferential tax treatments and government subsidies are subject to review and may be adjusted or revoked at any time in the future. The discontinuation of any preferential tax treatments or government subsidies available to us will cause our effective tax rate to increase, which will decrease our net income and materially and adversely affect our financial condition and results of operations. In addition, the timing of receiving government subsidies can be difficult to predict and may be subject to change, which could lead to unexpected fluctuations in our results of operations.

We may be classified as a “resident enterprise” for PRC enterprise income tax purposes under the PRC EIT Law. Such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the PRC EIT Law, an enterprise established outside the PRC with “de facto management bodies” within the PRC should be considered a PRC “resident enterprise” and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. Under the implementing rules to the PRC EIT Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and properties of an enterprise. In addition, a circular issued by the SAT on April 22, 2009, or Circular 82 sets out the standards and procedures for recognizing the location of the “de facto management bodies” of an enterprise registered outside of the PRC and controlled by any PRC enterprise or enterprise group. Circular 82 specifies that certain PRC-controlled offshore enterprises will be classified as PRC resident enterprises if the following are located or resident in the PRC: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, the company seal, and minutes of board meetings and shareholders’ meetings; and half or more of the senior management or directors having voting rights. On July 27, 2011, the SAT issued Administrative Measures of Enterprise Income Tax of Chinese-controlled Offshore Incorporated Resident Enterprises (Trial), or Bulletin 45, which became effective on September 1, 2011, to provide further guidance on the implementation of Circular 82. Bulletin 45 clarifies certain issues related to determining PRC resident enterprise status of PRC controlled enterprises, post-determination administration and which competent tax authorities are responsible for determining offshore incorporated PRC resident enterprise status. Bulletin 45 specifies that when provided with a copy of a Chinese tax resident determination certificate issued by the competent tax authorities from an offshore incorporated PRC resident enterprise, the payer should not withhold 10% income tax when paying Chinese-sourced dividends, interest and royalties to the offshore incorporated PRC resident enterprise.

Currently, a substantial majority of the members of our management team are located in China. However, Circular 82 applies only to offshore enterprises controlled by PRC enterprises or PRC corporate groups, not those controlled by PRC or foreign individuals or foreign enterprises like us. In the absence of detailed implementing regulations or other guidance determining that offshore companies controlled by PRC or foreign individuals or foreign enterprises like us are PRC resident enterprises, we do not currently consider our company or any of our overseas subsidiaries to be a PRC resident enterprise.

However, the SAT may take the view that the determining criteria set forth in Circular 82 reflects a general position on how the “de facto management body” test should be applied in determining the tax resident status of all offshore enterprises. Additional implementing regulations or guidance may also be issued determining that our Cayman Islands holding company or other non-PRC entity is a “resident enterprise” for PRC enterprise income tax purposes. If the PRC tax authorities determine that our company or any of our non-PRC subsidiaries is a PRC resident enterprise for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, our company or our subsidiaries outside of China will be subject to the uniform enterprise income tax rate of 25% as to our global income as well as tax reporting obligations. Second, although dividends paid by one PRC tax resident to another PRC tax resident should qualify as “tax-exempt income” under the PRC EIT Law, there is no assurance that we would enjoy such tax exempt treatment on dividends paid to us from Montage Shanghai. As a result, such dividend may continue to be subject to a 10% withholding tax. Finally, a 10% withholding tax will be imposed on dividends we pay to our non-PRC enterprise shareholders and gains derived by our non-PRC shareholders from transferring our ordinary shares. Similar results would follow if Montage Technology Holdings Company Limited or Montage Technology Hong Kong Limited is considered a PRC “resident enterprise.” In addition to the uncertainty in how the new “resident enterprise” classification could apply, it is also possible that the rules may change in the future, possibly with retroactive effect.

We may not be able to obtain certain treaty benefits on dividends paid by our PRC subsidiary, Montage Shanghai, to us through our Hong Kong Subsidiary.

Under the PRC EIT Law, dividends generated from retained earnings after January 1, 2008 from a PRC company to a foreign parent company are subject to a withholding tax rate of 10% unless the foreign parent’s jurisdiction of incorporation has a tax treaty with China that provides for a preferential withholding arrangement. Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Prevention of Fiscal Evasion with respect to Taxes on Income, or the Hong Kong Tax Treaty, which became effective on December 8, 2006, as amended, a company incorporated in Hong Kong, such as Montage Technology Hong Kong Limited, will be subject to withholding income tax at a rate of 5% on dividends it receives from its PRC subsidiary if it holds a 25% or more interest in that particular PRC subsidiary, or 10% if it holds less than a 25% interest in that subsidiary. On October 27, 2009, the SAT promulgated a tax notice or Circular 601, which provides that tax treaty benefits will be denied to “conduit” or shell companies without business substance, and a beneficial ownership analysis will be used based on a “substance-over-the-form” principle to determine whether or not to grant tax treaty benefits. On June 29, 2012, the SAT further issued the Announcement of the State Administration of Taxation regarding Recognition of “Beneficial Owner” under Tax Treaties, or Announcement 30, which provides that a comprehensive analysis should be made when determining the beneficial owner status based on various factors that are supported by various types of documents including the articles of association, financial statements, records of cash movements, board meeting minutes, board resolutions, staffing and materials, relevant expenditures, functions and risk assumption as well as relevant contracts, patent and copyright certificates and other information. As a result, although one of our PRC subsidiaries, Montage Shanghai, is currently wholly owned by our Hong Kong subsidiary Montage Technology Hong Kong Limited, we cannot assure you that we would be entitled to the tax treaty benefits and enjoy the favorable 5% rate applicable under the Hong Kong Tax Treaty on dividends payable by Montage Shanghai. If Montage Technology Hong Kong Limited cannot be recognized as the beneficial owner of the dividends to be paid by our PRC subsidiaries to us, such dividends will be subject to a normal withholding tax of 10% as provided by the PRC EIT Law.

We may be required by the PRC tax authorities to pay withholding tax on capital gains arising out of our restructuring in November 2010 and to pay fines or penalties for the failure to pay such withholding tax.

The Notice on Various Issues Concerning Enterprise Income Tax Treatment of Enterprise Restructuring Transactions, or Circular 59, which was jointly issued by the MOF and the SAT on April 30, 2009 and became effective retroactively on January 1, 2008, as well as subsequent rules issued by the SAT, provide for scrutiny by PRC tax authorities over the transfer of equity interests in a PRC resident enterprise by a non-resident enterprise. In November 2010, Montage Technology Group Limited transferred its 100% equity interest in Montage Shanghai to Montage Technology Hong Kong Limited at a price equal to the registered capital of Montage Shanghai without recognizing any gains. As a result of the par value consideration paid in this transaction, the PRC tax authorities may adjust the purchase price for PRC tax purposes, leading to a recognition of capital gains by Montage Technology Group Limited, unless the restructuring can be certified by the PRC tax authorities as a tax-free reorganization under Circular 59. We submitted the agreement relating to the November 2010 transaction to the PRC tax authorities as part of the process to register the shareholding change with the PRC tax authorities. Such registration was completed in 2010 and we have not received any further inquiry from the PRC tax authorities regarding the transaction. However, we have not sought, and do not plan to seek, certification of the transaction as a tax-free reorganization under Circular 59. As a result, there remains the possibility the PRC tax authorities will challenge the purchase price and subject the transaction to a pricing adjustment. The PRC tax authorities have dedicated teams that review tax filings to identify avoidance of tax liabilities. These reviews do not necessarily take place according to a regular schedule and may happen at any time. During the course of the reviews of our filings PRC tax authorities can and may raise questions regarding the November 2010 transaction, in which case we may be subject to further tax investigation and a special tax adjustment if they conclude that the price of the transaction was not determined based on arm’s-length principles. In such case, we may be required to pay PRC withholding tax on the capital gains at a tax rate of 10% and fines or penalties for the failure to pay such withholding tax.

Restrictions on currency exchange and cross-border capital flows into and outside of China may limit our ability to receive and use our cash effectively.

Because a significant portion of our assets are held in China in Renminbi, any restrictions on currency exchange may limit our ability to convert our revenue generated in foreign currency into Renminbi to fund any business activities we may have in China or to make dividend payments in U.S. dollars. Renminbi is generally convertible for “current account transactions,” which include among other things dividend payments and payments for the import of goods and services. Although the Renminbi has been generally convertible for current account transactions since 1996, we cannot assure you that the relevant PRC government authorities will not limit or eliminate our ability to purchase and retain foreign currencies for current account transactions in the future. Conversion of Renminbi into foreign currency, and of foreign currencies into Renminbi, for payments relating to “capital account transactions,” which principally include capital injection and loans, remain subject to significant foreign exchange controls and restrictions. As a result, we may be unable to utilize our Renminbi assets for making any investments or other capital account transactions outside of China.

Current PRC regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds until such reserves have reached at least 50% of their respective registered capital. These reserves are not distributable as cash dividends. Further, if our subsidiaries in China incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us.

Any capital contributions or loans that our non-China entities make to our PRC subsidiaries, including from the proceeds of our Initial Public Offerings, are subject to PRC regulations and approval requirements. Capital contributions and loans to our PRC subsidiaries must be approved by or registered with relevant PRC regulatory bodies. Although we currently do not intend to use any of the proceeds from our initial public offering to fund our operations or capital expenditures in China or otherwise transfer our proceeds from our Initial Public Offerings into China, we cannot assure you that we will be able to complete the necessary registration or obtain the necessary approval on a timely basis, if at all, if we make capital contributions or loans to our PRC subsidiaries in the future. If we fail to complete the necessary registration or obtain the necessary approval, our ability to make loans or capital contributions to our PRC subsidiaries may be negatively affected, which could adversely affect our PRC subsidiaries’ liquidity and their ability to fund their working capital and expansion projects and meet their obligations and commitments.

Furthermore, under the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or Circular 142, promulgated by the PRC State Administration of Foreign Exchange, or SAFE, in August 2008, Renminbi converted from foreign exchange capital contributions can only be used for activities within the approved business scope of such foreign-invested enterprise and cannot be used for domestic equity investment unless otherwise approved by SAFE or its local branch. As a result, our PRC subsidiary, Montage Shanghai, (which is a foreign-invested enterprise) may not be able to use capital contributed by us for equity investment including the proceeds from our initial public offering or acquisitions in China or for other purposes outside of its approved scope of business, which may adversely affect our ability to expand our business in China. Violations of Circular 142 or related regulations could result in severe penalties, such as heavy fines.

The M&A Rules establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rules establish procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a Chinese domestic enterprise. We may expand our business in part by acquiring complementary businesses. Complying with the requirements of the M&A Rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

We could be subject to penalties under PRC law if our PRC shareholders do not comply with PRC regulations relating to offshore investment activities by PRC residents.

SAFE promulgated in October 2005 the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Circular 75, which requires PRC residents to register with local branches of SAFE if they use assets or equity interests in PRC entities as capital contributions to establish offshore companies, or if they inject assets or equity interests of their PRC entities into offshore companies to raise capital overseas (defined in Circular 75 as “round trip investment”). In addition, any PRC resident who makes, or has previously made, direct or indirect investments in such an offshore company (defined in Circular 75 as an “offshore special purpose company”) is required to further update that registration for such things as increases or decreases in the offshore special purpose company’s share capital, transfers or swaps of its shares, mergers, long-term equity or debt investments, and the creation of any security interest. Moreover, the PRC subsidiaries of that offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore special purpose company’s shareholders who are PRC residents, and do so in a timely manner. However, pursuant to the Operating Rules for Foreign Exchange Issues with Regard to Direct Investment under Capital Account, or the Operating Rules, an appendix to the Notice on Further Improving and Adjusting Foreign Exchange Administration Policies on Direct Investment promulgated by SAFE on November 19, 2012, if a PRC resident individual makes direct investments into China through an overseas enterprise that is not an offshore special purpose company as defined in Circular 75, the PRC resident is not required to carry out registration procedures for offshore special purpose companies.

Although we believe the registration for offshore special purpose companies under Circular 75 does not apply to our beneficial owners who are PRC resident individuals because it was a direct investment into China through an overseas enterprise that is not an offshore special purpose company as defined in Circular 75, these individuals are generally required under the general PRC foreign exchange regulations, such as Administrative Measures for Personal Foreign Exchange and its Implementing Rules promulgated by SAFE in 2006 and 2007 respectively, to conduct registration with the competent SAFE authority for any offshore direct investment, including by subscribing for shares in our offshore holding companies. Due to a lack of detailed implementation rules of such registration requirements and uncertainty in implementation and interpretation of the above general SAFE regulations, our beneficial owners who are PRC resident individuals have not yet conducted foreign exchange registration for offshore direct investment. In addition, the Operating Rules require that, in the case of direct investment into China through an overseas enterprise that is not an offshore special purpose company as defined in Circular 75, the PRC foreign-invested subsidiaries of such overseas enterprise should complete procedures with SAFE or its local branch to be marked as non-round trip investment by individuals. Due to the lack of detailed implementation rules with respect to such procedures, we have not submitted such request to the local SAFE authority yet. If SAFE takes a view that our beneficial owners who are PRC residents or our PRC subsidiaries have not complied with SAFE rules, we could be subject to legal sanctions, such as being prohibited from making distributions of profits or proceeds from any reduction in capital, share transfer or liquidation to our offshore entities or injecting additional capital into our PRC subsidiaries.

All employee participants in our option plan who are PRC citizens may be required to register with SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt additional option plans for our directors and employees under PRC law.

PRC regulations require that individuals in China (including PRC citizens and foreign individuals who have lived in China over one year) who intend to participate in the share incentive plan of an overseas listed company shall appoint a qualified PRC domestic agent or a PRC subsidiary of such overseas listed company (defined as a “PRC agency”) to conduct foreign exchange registration, opening of accounts and transfer and exchange of funds, and an overseas agency shall be appointed to conduct any exercise of options, buying and selling of relevant shares or equities and transfer of relevant funds. After such individuals’ foreign exchange income received from participation in the share incentive plan is remitted to PRC, relevant banks shall distribute the above funds from the account opened and managed by the PRC agency to such individuals’ foreign exchange accounts. We and our PRC employees who have been granted share options or restricted shares will be subject to these regulations and we intend to comply with these regulations now that we are a publically traded Company in the US after our Initial Public Offerings.

Failure to comply with such registration requirements may subject us and the participants of share incentive plan who are in the PRC to fines and legal sanctions, prevent us from further granting or exercising of options by our employees in China, or limit our ability to contribute additional capital into our PRC subsidiaries, limiting our PRC subsidiaries’ ability to distribute dividends to us, which could adversely affect our business operations. In addition, several of our employees in China have exercised their share options or received restricted shares under our 2006 Share Incentive Plan prior to our becoming a publicly listed company. Since there is not yet a clear regulation on how and whether individuals in China can exercise their share options or hold restricted shares granted by overseas private companies, we cannot assure you that SAFE will not take a view that we or our employees who are PRC individuals and have exercised the option or received the restricted shares violated SAFE regulations.

The enforcement of the PRC Labor Contract Law and other labor-related regulations in the PRC may adversely affect our business and our results of operations.

The PRC Labor Contract Law, which became effective on January 1, 2008, and its implementing rules impose requirements concerning contracts entered into between a PRC employer and its employees and establish time limits for probationary periods and for how long an employee can be placed in a fixed-term labor contract. Because the Labor Contract Law and its implementing rules have not been in effect very long and because there is lack of clarity with respect to their implementation and potential penalties and fines, there may be a risk that certain of our employment policies and practices could be determined by relevant PRC authorities as being in violation the Labor Contract Law or its implementing rules, which could result in penalties, fines or other sanctions. If we are subject to large penalties or fees related to the Labor Contract Law or its implementing rules, our business, financial condition and results of operations may be materially and adversely affected. Furthermore, the PRC Labor Contract Law and subsequently passed rules and regulations have tended to provide greater rights to employees and impose more onerous requirements on employers in China. As a result of regulations designed to enhance labor protection, our labor costs in China may increase in the future.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Securities and Exchange Commission has adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

We are subject to additional regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002, as a result of becoming a public company.

We will incur significant legal, accounting and other expenses that we did not incur as a private company. The individuals who constitute our management team have limited experience managing a publicly traded company, and limited experience complying with the increasingly complex and changing laws pertaining to public companies. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and we may not successfully or efficiently manage our transition into a public company. We expect rules and regulations such as the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to increase our legal and finance compliance costs and to make some activities more time-consuming and costly. We will need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ending December 31, 2014. Moreover, when we are no longer an emerging growth company under the federal securities laws, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, this could result in material misstatements of our financial statements and we could be subject to sanctions or investigations by the NASDAQ Global Market, the Securities and Exchange Commission, or the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our shares. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our independent registered public accounting firm to evaluate and assess the effectiveness of our internal control over financial reporting. These Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. In the future, we may discover areas of our internal controls that need improvement. If our independent registered public accounting firm or we discover a material weakness, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our share price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports.

We are an “emerging growth company” and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our ordinary shares less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, although, if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of any September 30 before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our ordinary shares less attractive if we choose to rely on these exemptions. If some investors find our ordinary shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our ordinary shares and our share price may be more volatile.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

Our auditor, like other independent registered public accounting firms operating in China, is not permitted to be subject to inspection by Public Company Accounting Oversight Board, and as such, investors may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in this 10Q filed with the SEC, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditor is located in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by the PCAOB. On May 24, 2013, the PCAOB announced that it had entered into a memorandum of understanding on enforcement cooperation with the CSRC, and the MOF that establishes a cooperative framework between the parties for the production and exchange of audit documents relevant to investigations in the United States and China. However, direct PCAOB inspections of independent registered accounting firms in China are still not permitted by Chinese authorities.

Inspections of other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of independent registered public accounting firms operating in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

Proceedings instituted recently by the SEC against five PRC-based accounting firms, including our independent registered public accounting firm, could result in financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934.

In December 2012, the SEC instituted proceedings under Rule 102(e)(1)(iii) of the SEC’s Rules of Practice against five PRC-based accounting firms, including our independent registered public accounting firm, alleging that these firms had violated U.S. securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ work papers related to their audits of certain PRC-based companies that are publicly traded in the United States. The order instituting these proceedings requires the administrative law judge presiding over the proceedings to issue an initial decision no later than 300 days from the date of service of the order. Rule 102(e)(1)(iii) grants to the SEC the authority to deny to any person, temporarily or permanently, the ability to practice before the SEC who is found by the SEC, after notice and opportunity for a hearing, to have willfully violated any such laws or rules and regulations. While we cannot predict the outcome of the SEC’s proceedings, if our independent registered public accounting firm were denied, temporarily or permanently, the ability to practice before the SEC, and we are unable to find timely another registered public accounting firm which can audit and issue a report on our financial statements, our financial statements could be determined to not be in compliance with the requirements for financial statements of public companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such a determination could ultimately lead to the delisting of our ordinary shares from the NASDAQ Global Market, which event would effectively terminate the trading market for our ordinary shares in the United States, and/or to the SEC’s revoking the registration of our ordinary shares under the Exchange Act pursuant to Section 12(j) thereof, in which event broker-dealers thereafter would be prohibited from effecting transactions in, or inducing the purchase or sale of, our ordinary shares in the United States.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From July 1, 2013 through September 30, 2013, we issued to our directors, officers, employees, and consultants, an aggregate of 29,500 ordinary shares at per share purchase prices ranging from $0.125 per share to $17.98 per share pursuant to option exercises or restricted stock awards granted under our 2006 Share Incentive Plan:

•	We issued and sold 16,000 shares of ordinary shares to employees as a result of the exercise of outstanding stock options at a weighted-average exercise price of $0.125 per share pursuant to the 2006 Share Incentive Plan.

•	We issued 13,500 shares of restricted share awards to employees and the fair market value on the date of grant was of $17.98 per share pursuant to the 2006 Share Incentive Plan.

The issuances of securities described above were exempt from registration under the Securities Act in reliance on Section 4(2) under the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act, pursuant to benefit plans and contracts relating to compensation approved by our board of directors. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Use of Proceeds

On September 24, 2013, our registration statement on Form S-1, as amended (File no. 333-190761) was declared effective by the SEC for our initial public offering pursuant to which an aggregate of 8,165,000 shares of ordinary shares were sold. The Company issued 5,325,000 ordinary shares and selling shareholders sold 2,840,000 shares. Accordingly, the Company received net proceeds of $49.5 million from the sale of the ordinary shares sold by the Company in the offering after deducting underwriting discounts and commissions of $3.7 million and excluding other offering expenses of approximately $3.2 million. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. We are holding portions of the proceeds in cash and cash equivalents or have invested the funds received in short-term and long-term marketable securities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on September 26, 2013 pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTAGE TECHNOLOGY GROUP LIMITED

(Registrant)

/s/ Mark Voll
Mark Voll
Chief Financial Officer

November 12, 2013

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the Registrant.	S-1	333-190761	3.2	September 11, 2013

4.1	Amended and Restated Investor Rights Agreement dated as of October 8, 2009 and amendment thereto dated as of August 13, 2013	S-1	333-190761	4.2	August 21, 2013

10.1	Montage Technology Group Limited 2006 Share Incentive Plan and related form share option agreement	S-1	333-190761	10.1	August 21, 2013

10.2	Montage Technology Group Limited 2013 Performance Incentive Plan and related form share option agreements	S-1	333-190761	10.2	August 21, 2013

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

32.2#	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

#	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.